Form 10-K/A
period 1994-12-31
LIPOSOME TECHNOLOGY INC /DE/
filed 1995-05-01
CIK 812444

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                 FORM 10-K/A-1

(Mark One)
    [X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the fiscal year ended December 31, 1994
                                          OR
    [ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to ________
                         Commission file number 0-15847
                            ------------------------

                           LIPOSOME TECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)

              DELAWARE                              94-3031834
  (State or other jurisdiction of      (I.R.S. Employer Identification No.)
   incorporation or organization)

 960 HAMILTON COURT, MENLO PARK, CA                   94025
  (Address of principal executive                   (Zip Code)
              offices)

       Registrant's telephone number, including area code: (415) 323-9011
                            ------------------------

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, $.001 PAR VALUE
                                (Title of Class)
                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock on the Nasdaq National Market on March 31, 1995, was $125,165,563. Solely for the purposes of this calculation, each officer and director of the registrant is deemed to be an affiliate.

    The number of shares of Common Stock outstanding as of March 31, 1995, was 19,146,132.

                      DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT                                                          FORM 10-K PART
None

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

    Item 10 is hereby amended and restated in its entirety as follows:

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following information regarding directors and executive officers is provided as of April 28, 1995 and supersedes, in its entirety, the information previously provided by the Company in Part I of its Form 10-K for the fiscal year ended December 31, 1994.

NAME                                             AGE                       POSITION WITH THE COMPANY
- --------------------------------------------     ---     --------------------------------------------------------------
Nicolaos V. Arvanitidis, Ph.D...............     54      Chairman of the Board and Chief Executive Officer
Joseph M. Limber............................     42      Executive Vice President and
                                                          Acting Chief Operating Officer
Joseph J. Vallner, Ph.D.....................     48      Senior Vice President, Research and Development
Sally A. Davenport..........................     59      Secretary
Carl F. Grove...............................     41      Vice President for Regulatory Affairs
Marc J. Gurwith, M.D., J.D..................     55      Vice President and Associate Medical Director
Anthony A. Huang, Ph.D......................     43      Vice President of Product Development
Richard D. Mamelok, M.D.....................     46      Vice President and Medical Director
Francis J. Martin, Ph.D.....................     46      Vice President and Chief Scientist
Donald J. Stewart...........................     39      Vice President, Finance
Peter K. Working, Ph.D......................     47      Vice President of Preclinical Research
Robert G. Faris (2).........................     56      Director
I. Craig Henderson, M.D., F.A.C.P (1).......     52      Director
Richard C.E. Morgan (1)(2)..................     50      Director
Robert B. Shapiro (1).......................     55      Director
E. Donnall Thomas, M.D. (2).................     74      Director

- ------------------------
(1)  Member of the Compensation and Plan Committee of the Board of Directors.

(2)  Member of the Audit Committee of the Board of Directors.

    The Company's By-laws authorize the Board of Directors to set the number of directors, which is currently fixed at six.

    All directors hold office until the next annual meeting of stockholders and until their successors have been elected. Officers are appointed to serve, subject to the discretion of the Board of Directors, until their successors are appointed.

    NICOLAOS V. ARVANITIDIS, PH.D. is a founder of the Company and has been Chief Executive Officer and a director since 1981 and was also Chief Financial Officer from October 1987 until July 1992. Prior to founding the Company, he was President and Chief Executive Officer of a consulting business he founded in 1969. Dr. Arvanitidis received a Ph.D. in Engineering-Economic Systems from Stanford University. On April 3, 1995, LTI announced that Dr. Arvanitidis will retire effective the earlier of the appointment of a successor chief executive officer and July 1, 1995. Following his retirement, Dr. Arvanitidis will continue to serve LTI as a consultant.

    JOSEPH M. LIMBER was appointed Executive Vice President and Acting Chief Operating Officer in April 1995. Mr. Limber joined the Company in June 1992 as Vice President for Marketing and Sales. Prior to joining LTI, Mr. Limber was employed by Syntex Corporation (Syntex), most recently as Director of Marketing Planning, with responsibility for developing worldwide strategic plans for R&D compounds and product line extensions. Before joining Syntex in 1987, Mr. Limber held various marketing and sales positions with Ciba-Geigy Corporation (1975 -
1987).  Mr.  Limber  received  a  B.A.  degree  in  Liberal  Arts  from Duquesne
University.

    JOSEPH J. VALLNER, PH.D. was appointed Senior Vice President, Research and Development in April 1995. Dr. Vallner joined LTI in February 1992 as Vice President for Development and was appointed Vice President, Research and Development in July 1994. From 1986 to 1992, Dr. Vallner was Director, Corporate Technology Transfer, of Syntex. While at Syntex, he also performed various pharmaceutical development functions ranging from drug design and development to responsibility for regulatory filings with the FDA. Before joining Syntex, Dr. Vallner was a Group Leader with G.D. Searle, where he supervised pharmaceutical formulation development and development of new drug delivery systems. From 1974 to 1984, Dr. Vallner was Associate Professor of Pharmaceutics at the University of Georgia. Dr. Vallner received a Ph.D. in Pharmaceutics from the University of Wisconsin.

    SALLY A. DAVENPORT is a Company founder and has served as the LTI's Secretary since the Company's inception. She has been responsible for various administrative and corporate functions since 1981. Ms. Davenport received a B.S. degree in Technical Journalism from Iowa State University.

    CARL F. GROVE was appointed Vice President for Regulatory Affairs in January 1992, having served as Vice President for R&D Administration and Planning since July 1989. Previously, he served the Company and a prior LTI joint venture, Cooper-Lipotech, in various positions related to R&D project administration and planning since 1982. Mr. Grove received an M.S. degree in Urban Planning from the University of Oregon.

    MARC J. GURWITH, M.D., J.D. joined LTI in January 1995 as Vice President and Associate Medical Director. Prior to joining LTI, Dr. Gurwith was employed by Boehringer Mannheim Pharmaceuticals, most recently as Vice President of Medical and Scientific Affairs and previously as Senior Director of Clinical Research. In addition to over 10 years of pharmaceutical industry experience, Dr. Gurwith has over 20 years experience in teaching and consultation in the area of infectious disease control and therapy. Dr. Gurwith received his M.D. degree from Harvard Medical School and his J.D. degree from Temple University School of Law.

    ANTHONY A. HUANG, PH.D. was appointed Vice President of Product Development in April 1995, having served as Senior Director, Formulations since July 1993. From 1986 until July 1993, Dr. Huang was LTI's Director, Formulations, and from 1983 to 1986 he performed various research and development tasks with increasing responsibility. Dr. Huang led the team effort in the development of pharmaceutical formulations of DOXIL and AMPHOCIL and the related commercial manufacturing processes and controls. Dr. Huang received his Ph.D. degree from the University of California, San Francisco.

    RICHARD M. MAMELOK, M.D. joined LTI in November 1992 as Vice President and Medical Director. Prior to joining the Company, he was employed by ALZA Corporation, where he served as Senior Director, Pharmacodynamic Research, with responsibility for preclinical and clinical studies to determine biomedical and physiological effects of new investigational drug products and their mechanisms of action. Before joining ALZA Corporation in 1991, Dr. Mamelok served as Director of Clinical Pharmacology and Medical Research Operations at Syntex. Dr. Mamelok received an M.D. degree from Dartmouth Medical School. In April 1995, LTI announced that Dr. Mamelok had stated his intention to resign from the Company. Dr. Mamelok also stated that he will delay his effective date of resignation in order to assist in identifying and recruiting his successor and in preparing the NDA for AMPHOCIL.

    FRANCIS J. MARTIN, PH.D. was appointed Vice President and Chief Scientist in July 1994. From October 1986 he served as Vice President for Research and Principal Scientist, with responsibility for guiding and coordinating LTI's internal and extramural research activities for STEALTH liposome products. From 1981 to 1986, Dr. Martin served the Company in various capacities, including Director of Liposome Research and Formulations and was the Technical Director of LTI's former joint venture, Cooper-Lipotech. Dr. Martin received a Ph.D. degree in Biochemistry from Northwestern University.

    DONALD J. STEWART was appointed Vice President, Finance in April 1995. Mr. Stewart joined the Company in 1984 as Treasurer and Controller. Previously, he was Comptroller at Softcom, Inc. and a certified public accountant with Arthur Young & Company. Mr. Stewart received a B.S. degree in Business Administration from San Francisco State University and currently is enrolled in the M.B.A. program at Santa Clara University.

    PETER K. WORKING, PH.D. joined LTI in 1992, serving as Director, Pharmacology/Toxicology until March 1994, when he was appointed Senior Director, Pharmacology/Toxicology. In April 1995, Dr. Working was promoted to Vice
President of Preclinical Research. Prior to joining LTI, Dr. Working was a Senior Experimental Toxicologist with Genentech, Inc. from 1988 to 1992. Dr. Working is a member of the Board of Directors of the American Board of
Toxicology,  a  member,   National  Toxicology  Program   Board  of   Scientific
Counselors, NIEHS, and a member of the Editorial Board of Reproductive Toxicology. He received his Ph.D. degree in Anatomy from the University of California, Davis.

    ROBERT G. FARIS has served as a director of the Company since March 1985. Since 1990, he has been President, Chief Executive Officer and a director of the Polish American Enterprise Fund, which invests U.S. government funds in Poland. From 1971 to 1987, he served as President of Alan Patricof Associates, Inc., an investment advisor to venture capital partnerships, and from 1987 to 1990, Mr. Faris was a private investor.

    I. CRAIG HENDERSON, M.D., F.A.C.P. has served as a director of LTI since May 1993. Since 1992, he has been a Professor of Medicine, Chief of Medical Oncology and Director of Clinical Cancer programs at the University of California, San Francisco. From 1974 to 1992, Dr. Henderson held an academic appointment at Harvard Medical School, most recently as Associate Professor of Medicine. Dr. Henderson founded the Breast Evaluation Center at the Dana-Farber Cancer Institute in 1980 and served as its director until 1992. He received an M.D. degree from Columbia University.

    RICHARD C.E. MORGAN has served as a director of LTI since May 30, 1990. Since 1986, he has been a general partner of Wolfensohn Partners L.P., a venture capital limited partnership, and the general partner of Wolfensohn Associates L.P. From 1984 to 1986, he served as an executive of James D. Wolfensohn, Inc., and from 1977 to 1984, he served as General Manager of The Schroder Strategy Group and director of J. Henry Schroder Wagg & Co. Ltd. (London). He is a director of Lasertechnics, Inc., Celgene Corporation and Quidel Corporation.

    ROBERT B. SHAPIRO has served as a director of LTI since March 1, 1988. In April 1995, Mr. Shapiro was appointed Chairman and Chief Executive Officer of Monsanto Company (Monsanto). From January 1993 to April 1995, Mr. Shapiro was President and Chief Operating Officer of Monsanto, and he previously served as President of Monsanto Agricultural Co. and Executive Vice President of Monsanto. From 1986 to 1990, he served as Chairman and Chief Executive Officer of The NutraSweet Company, a subsidiary of Monsanto. From 1982 to 1986, he served as President of The NutraSweet Group of G.D. Searle & Co., and from 1979 to 1982, he served as Vice President and General Counsel of G.D. Searle & Co.

    E. DONNALL THOMAS, M.D. has served as a director of LTI since May 27, 1993. Dr. Thomas currently is Professor Emeritus of Medicine, University of Washington School of Medicine in Seattle and a member of the Fred Hutchinson Cancer Research Center in Seattle. Dr. Thomas previously served, from 1974 to 1989, as Director of Medical Oncology and Director of Clinical Research Programs at the Fred Hutchinson Cancer Research Center and, from 1963 to 1985, he headed the Division of Oncology at the University of Washington School of Medicine in Seattle. Dr. Thomas received the Nobel Prize in Medicine and the Presidential
Medal of  Science in  1990. He  received  an M.D.  degree from  Harvard  Medical
School.

      COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

    Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's directors and executive officers, and persons who own more than 10% of the outstanding Common Stock, to file with the Securities and Exchange Commission ("SEC") initial reports of ownership and reports of changes in ownership of the Company's Common Stock. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

    To the Company's knowledge, based solely on a review of the copies of such reports furnished to or maintained by the Company, during the fiscal year ended December 31, 1994 all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% stockholders were complied with except that the form for one transaction by Mr. Joseph M. Limber, an officer of the Company, was filed late, and the form for one transaction by Dr. Francis J. Martin, an officer of the Company, was filed late.

    Item 11 is hereby amended and restated in its entirety as follows:

ITEM 11.  EXECUTIVE COMPENSATION

    The following table sets forth information regarding compensation received by the Company's Chief Executive Officer and the four remaining most highly paid executive officers (the "Named Officers") for the three fiscal years ended December 31, 1994.

                           SUMMARY COMPENSATION TABLE

                                                                                                            LONG TERM
                                                                                                          COMPENSATION
                                                                    ANNUAL COMPENSATION                      AWARDS
                                                    ----------------------------------------------------  -------------
           NAME AND PRINCIPAL POSITION                          SALARY                  OTHER ANNUAL         OPTIONS
             AS OF DECEMBER 31, 1994                  YEAR        ($)     BONUS ($)   COMPENSATION ($)         (#)
- --------------------------------------------------  ---------  ---------  ---------  -------------------  -------------
Nicolaos V. Arvanitidis, Ph.D. (2)(3)(4)(5)              1994    250,008    125,000               0                 0
 Chairman of the Board and Chief Executive Officer       1993    240,504     93,753               0            89,325
                                                         1992    219,420    142,065               0                 0
Joseph M. Limber (3)(4)                                  1994    128,400     37,615               0            52,500
 Vice President for Marketing and Sales                  1993    121,637     20,865               0                 0
                                                         1992     87,907      7,000               0            60,000
Richard Mamelok (3)(4)(6)                                1994    184,056     47,866               0            37,500
 Vice President and Medical Director                     1993    177,624     29,909               0                 0
                                                         1992     56,960      3,584               0            75,000
Peter V. Leigh (3)(4)(7)                                 1994    135,192     21,416               0            37,500
 Vice President and Chief Financial Officer              1993    132,600     23,139               0                 0
                                                         1992     70,421      8,126               0            75,000
Joseph J. Vallner, Ph.D. (3)(4)                          1994    142,392     39,456               0                 0
 Vice President for Development                          1993    134,196     21,968               0            20,000
                                                         1992    113,000     12,600               0            60,000


                                                       ALL OTHER
           NAME AND PRINCIPAL POSITION               COMPENSATION
             AS OF DECEMBER 31, 1994                    ($)(1)
- --------------------------------------------------  ---------------
Nicolaos V. Arvanitidis, Ph.D. (2)(3)(4)(5)                3,750
 Chairman of the Board and Chief Executive Officer         4,497
                                                           2,182
Joseph M. Limber (3)(4)                                    3,744
 Vice President for Marketing and Sales                    3,121
                                                               0
Richard Mamelok (3)(4)(6)                                  3,750
 Vice President and Medical Director                       4,451
                                                               0
Peter V. Leigh (3)(4)(7)                                   3,750
 Vice President and Chief Financial Officer                3,315
                                                               0
Joseph J. Vallner, Ph.D. (3)(4)                            2,136
 Vice President for Development                            1,992
                                                               0

- ------------------------
(1) The compensation shown in this column reflects the Company's matching contributions for the employee to the Company's voluntary salary reduction plan qualified under Section 401(k) of the Internal Revenue Code. Such matching contributions consisted of Common Stock of the Company.

(2) The bonus amounts paid to Dr. Arvanitidis for 1992 include (a) a bonus award for 1991 of $103,950 paid in January 1992 and (b) a bonus award for 1992 of $38,115 paid in December 1992.

(3)  The bonus amounts earned in 1993 were paid in February and March 1994.

(4)  The bonus amounts earned in 1994 were paid in April 1995.

(5)  Dr.  Arvanitidis  announced in  April  1995 that  he  will retire  as Chief
     Executive Officer no later than July 1, 1995. See "Employment Agreements."

(6)  In April 1995, Dr. Mamelok stated his intention to resign from the Company.
     The Company and  Dr. Mamelok  are currently  negotiating the  terms of  Dr.
     Mamelok's severance.

(7)  Mr.  Leigh resigned  from the  Company in April  1995. The  Company and Mr.
     Leigh are currently negotiating the terms of Mr. Leigh's severance.

OPTION GRANTS IN LAST FISCAL YEAR

    The following table sets forth further information regarding the grants of stock options pursuant to the 1987 Employee Stock Option Plan (the "1987 Plan") during the fiscal year ended December 31, 1994 to the Named Officers.

                                                            INDIVIDUAL GRANT
                                        ---------------------------------------------------------   POTENTIAL REALIZABLE VALUE
                                                         PERCENTAGE OF                              AT ASSUMED ANNUAL RATES OF
                                                         TOTAL OPTIONS                             STOCK PRICE APPRECIATION FOR
                                           OPTIONS        GRANTED TO      EXERCISE OR                      OPTION TERM
                                           GRANTED       EMPLOYEES IN     BASE PRICE   EXPIRATION  ----------------------------
                 NAME                      (1)(#)       FISCAL 1994 (%)    ($/SHARE)      DATE        5% ($)         10% ($)
- --------------------------------------  -------------  -----------------  -----------  ----------  -------------  -------------
Nicolaos V. Arvanitidis, Ph.D. (3)         267,975(2)          17.13%      $    6.75    9/13/04    $   1,137,564  $   2,993,811
Joseph M. Limber                            52,500              3.36%      $    7.75    6/14/04    $     255,882  $     648,454
Richard Mamelok, M.D. (4)                   37,500              2.40%      $    6.75    9/13/04    $     159,189  $     403,416
Peter V. Leigh (5)                          37,500              2.40%      $    7.75    6/14/04    $     182,773  $     463,181
Joseph J. Vallner, Ph.D.                    30,000              1.92%      $    7.75    6/14/04    $     146,218  $     370,545
                                            60,000(2)           3.84%      $    6.75    9/13/04    $     254,702  $     645,466

- ------------------------
(1) Generally, options granted under the 1987 Plan are exercisable immediately upon grant; however, the Company retains a right to repurchase shares subject to such options at the exercise price in the event the employee becomes no longer employed by the Company. Such right of repurchase lapses over a designated period of the recipient's service to the Company. In the event of the sale of the Company or substantially all of the assets or stock thereof to another entity, or a merger in which the Company is not the surviving entity, the Company's right of repurchase with respect to all shares subject to then outstanding options shall expire at least 15 days prior to the effectiveness of such transaction.

(2) In September 1994, the Company offered all active employees (including officers) holding options with exercise prices at $9.25 or more, the opportunity to exchange these options (the "Old Options") for new options priced at $6.75 per share, the fair market value on the offer date (the "New Options"). The New Options vest over three years following the offer date, one half on the first anniversary of the offer date, with the remaining half vesting ratably over the subsequent two years. However, none of the New Options are exercisable until the earlier of (i) such date as the Food and Drug Administration approves the NDA filed by LTI for DOX-SL or (ii) September 12, 1999. The New Options are also subject to the same continuous employment and post-employment expiry conditions as the Old Options issued under the 1987 Option Plan.

(3) Dr. Arvanitidis announced in April 1995 that he will retire as Chief Executive Officer no later than July 1, 1995. See "Employment Agreements."

(4) In April 1995, Dr. Mamelok stated his intention to resign from the Company. The Company and Dr. Mamelok are currently negotiating the terms of Dr. Mamelok's severance.

(5) Mr. Leigh resigned from the Company in April 1995. The Company and Mr. Leigh are currently negotiating the terms of Mr. Leigh's severance.

OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

    The following table sets forth information regarding options exercised by the Named Officers during fiscal 1994 and the number and value of unexercised options held at fiscal year-end.

                                                               NUMBER OF UNEXERCISED OPTIONS      VALUE OF UNEXERCISED
                                                                          HELD AT                 IN-THE-MONEY OPTIONS
                                       SHARES                      DECEMBER 31, 1994 (#)       AT DECEMBER 31, 1994 ($)(1)
                                     ACQUIRED ON     VALUE     -----------------------------  -----------------------------
               NAME                  EXERCISE (#) REALIZED ($) EXERCISABLE  UNEXERCISABLE (2) EXERCISABLE  UNEXERCISABLE (2)
- -----------------------------------  -----------  -----------  -----------  ----------------  -----------  ----------------
Nicolaos V. Arvanitidis, Ph.D. (3)       --           --          177,299         267,975     $   911,719         --
Joseph M. Limber                         --           --           30,000          82,500         --              --
Richard D. Mamelok, M.D. (4)             --           --           50,000          62,500         --              --
Peter V. Leigh (5)                       --           --           37,500          75,000         --              --
Joseph J. Vallner, Ph.D.                 --           --           10,001          99,999         --              --

- ------------------------
(1) Based on the per share closing price of the Common Stock on the Nasdaq National Market on that date ($6.44).

(2) Generally, options granted under the 1987 Plan are exercisable immediately upon grant; however, the Company retains a right to repurchase shares subject to such options at the exercise price in the event the employee becomes no longer employed by the Company. Such right of repurchase lapses over a designated period of the recipient's service to the Company. The shares listed in the columns labeled "unexercisable" are shares subject to the Company's right of purchase.

(3) Dr. Arvanitidis announced in April 1995 that he will retire as Chief Executive Officer no later than July 1, 1995. See "Employment Agreements."

(4) In April 1995, Dr. Mamelok stated his intention to resign from the Company. The Company and Dr. Mamelok are currently negotiating the terms of Dr. Mamelok's severance.

(5) Mr. Leigh resigned from the Company in April 1995. The Company and Mr. Leigh are currently negotiating the terms of Mr. Leigh's severance.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    During fiscal 1994, management compensation issues were reviewed and approved by the Board of Directors as a whole, with Dr. Arvanitidis abstaining with respect to the adoption of resolutions pertaining to his compensation. The Compensation and Plan Committee during fiscal 1994 was composed of Messrs. Morgan and Shapiro and Dr. Henderson. The function of the Committee is to review and recommend to the Board management compensation and to administer the Company's stock option plans. During fiscal 1994, no executive officer of the Company served on the board of directors or compensation committee of another company that had an executive officer serve on the Company's Board of Directors or its Compensation and Plan Committee.

EMPLOYMENT AGREEMENTS

    The Company and Dr. Arvanitidis, the Chairman of the Board and Chief Executive Officer of the Company, are party to a memorandum of agreement dated as of April 3, 1995 (the "MOA"). The MOA sets forth the essential terms of Dr. Arvanitidis' retirement as Chief Executive Officer. Under the MOA, the retirement of Dr. Arvanitidis will be effective upon the earlier of the appointment of a successor chief executive officer and July 1, 1995. The Company is obligated to pay Dr. Arvanitidis his annual base salary of $250,000 through December 31, 1995. After his retirement, Dr. Arvanitidis will provide up to 120 hours of consulting time to the Company. The Company has agreed to pay $671,245 of severance pay to Dr. Arvanitidis which will be paid in a manner to be determined by him. Upon his retirement, the Company's right of repurchase will lapse with respect to all shares of Common Stock underlying Dr. Arvanitidis' stock options and the exercise period of his stock options will be extended to the fifth anniversary of his retirement. In addition, Dr. Arvanitidis will receive certain health and life insurance benefits and will be permitted to retain his Company car. An agreement is currently being prepared to more fully embody the terms of the MOA.

    The Company is party to an employment agreement with Ms. Davenport, a founder of the Company. The agreement provides for an automatically renewable one-year term of employment terminable by either party upon 90 days' notice prior to the end of each term.

NON-EMPLOYEE DIRECTOR COMPENSATION

    The Company pays to each non-employee director a consulting fee for director's services as a director of the Company. During the fiscal year ended December 31, 1994, the Company paid consulting fees of $10,000 to each of Messrs. Faris, Morgan and Shapiro in consideration of their services as directors of the Company and $22,000 to Dr. Thomas and $78,750 to Dr. Henderson in consideration of their services as directors and consultants to the Company. In addition, the Company grants non-employee directors stock options under its 1990 Director Stock Option Plan (the "Director Plan").

    The Board adopted the Director Plan in January 1990, and the stockholders approved the Director Plan on May 30, 1990 and an amendment to the Director Plan on June 16, 1992. An aggregate of 350,000 shares of Common Stock are reserved for issuance under the Director Plan. As of April 28, 1995, options to purchase 315,000 shares of Common Stock had been granted and were outstanding under the Director Plan at exercise prices ranging from $1.8125 to $18.6250 per share, including 10,000 shares granted on the 1995 annual grant date. Under the Director Plan, each non-employee director of the Company is entitled to receive an automatic nondiscretionary grant of non-qualified stock options to purchase 25,000 shares of Common Stock on the later of (a) January 31, 1990, or (b) such director's first election to the Board. Each such eligible director receives, in each calendar year, an automatic nondiscretionary grant of non-qualified stock options to purchase an additional 5,000 shares of Common Stock on the third business day following the release to the public of the Company's annual financial results; provided, however, that a one-time grant of options to purchase 12,500 shares rather than 5,000 shares was made retroactive to the 1992 annual grant date for eligible incumbent non-employee directors and will be made to eligible newly elected non-employee directors on the date of the first annual grant date following his or her election to the Board in accordance with the amendment approved by the stockholders in June 1992. No eligible director may receive stock options to purchase more than an aggregate of 50,000 shares under the Director Plan, and any non-employee director who is the beneficial owner of 10% or more of the outstanding shares of Common Stock is ineligible to participate in the Director Plan. The exercise price for shares subject to stock options granted under the Director Plan is the closing sales price of the Company's Common Stock, or the closing bid if no sales are reported, as quoted on the Nasdaq National Market on the grant date. Stock options are exercisable from and after the date of grant and generally expire ten years form the date of grant. The Director Plan expires on January 31, 2000, unless terminated earlier by the Board.

    During 1994, the Company's employee director, Dr. Arvanitidis, did not receive any compensation from the Company for services rendered as a director beyond what he received for services as an officer of the Company. The cash and other compensation paid by the Company to Dr. Arvanitidis for services as an officer of the Company during the fiscal year ended December 31, 1994 is set forth under the caption "Executive Compensation" above.

    Item 12 is hereby amended and restated in its entirety as follows:

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth as of March 31, 1995: (i) the name and address of each person who, to the best knowledge of the Company, beneficially owns more than five percent of the outstanding Common Stock; (ii) the total number of shares beneficially owned by such person; and (iii) the percentage of outstanding Common Stock so owned, to the best knowledge of the Company. The information relating to ownership of shares is based upon information furnished to the Company. The Company believes that the beneficial owners of the Common Stock listed below, based on information supplied by such owners, have sole investment and voting power with respect to the shares of Common Stock shown as being beneficially owned by them, except as otherwise set forth in the footnotes to the table.

                                                                      NUMBER OF      PERCENT OF
                        NAME AND ADDRESS                              SHARES(1)       CLASS(1)
- -----------------------------------------------------------------  ---------------  -------------
Amerindo Technology Growth Fund, Inc.                                 2,316,786(2)         12.1%
780 Third Avenue, Suite 3204
New York, NY 10017
FMR Corporation                                                         979,500             5.1%
82 Devonshire Street
Boston, MA 02109
First Interstate Bancorp                                              1,609,000             8.4%
633 West 5th Street
Los Angeles, CA 90074
Morgan Investment Corporation                                         1,500,000(3)          7.8%
902 Market Street
Wilmington, DE 19801

- ------------------------
(1) Includes shares subject to warrants or options exercisable within 60 days after March 31, 1995, as if such shares were outstanding on March 31, 1995, and assumes that no other person has exercised any outstanding warrants or options.

(2)  Includes 314,286 shares issuable upon exercise of warrants.

(3)  Includes 500,000 shares  issuable upon exercise  of warrants. According  to
     Schedule 13D filed by J.P. Morgan & Co., Incorporated, J.P. Morgan & Co. Incorporated, Morgan Investment Corporation and J.P. Morgan Holdings, Inc. have shared voting and dispositive power with respect to all shares listed in the table.

    The following table sets forth information as of March 31, 1995 concerning beneficial ownership of Common Stock by: (i) all directors; (ii) the Chief
Executive Officer and the four Named Officers in 1994 (see "Executive Compensation" above); and (iii) all directors and executive officers as of March 31, 1995 as a group. Each person listed has sole investment and voting power with respect to the shares indicated, subject to community property laws where applicable and except as otherwise set forth in the footnotes to the table.

                                                                                 NUMBER OF     PERCENT OF
                                    NAME                                        SHARES (1)      CLASS (1)
- ----------------------------------------------------------------------------  ---------------  -----------
Nicolaos V. Arvanitidis, Ph.D. (2)                                                 474,321(3)        2.5%
Robert G. Faris                                                                     50,000          *
I. Craig Henderson, M.D., F.A.C.P.                                                  37,500          *
Richard C.E. Morgan                                                                615,565(4)        3.2%
Robert B. Shapiro                                                                   35,000          *
E. Donnall Thomas, M.D.                                                             37,500          *
Joseph M. Limber                                                                    42,285          *
Richard D. Mamelok (5)                                                              67,816          *
Joseph J. Vallner, Ph.D.                                                            14,244          *
Peter V. Leigh (6)                                                                  49,118          *
All directors and executive officers as a group (15 persons)                     1,640,604(7)        8.6%

- ------------------------
*    Less than 1%
(1) Includes shares subject to warrants or options exercisable within 60 days after March 31, 1995 and assumes that no other person has exercised any outstanding warrants or options.
(2) Dr. Arvanitidis announced in April 1995 that he will retire as Chief Executive Officer no later than July 1, 1995. See "Employment Agreements."
(3)  Includes 13,880 shares held for the benefit of Dr. Arvanitidis' children.
(4) Includes 565,565 shares held by Wolfensohn Associates, L.P. Mr. Morgan is a general partner of the general partner of Wolfensohn Associates, L.P. and therefore may be deemed to beneficially own such shares. Mr. Morgan disclaims beneficial ownership of such shares. Mr. Morgan shares voting and dispositive control of such shares with the other general partners of the general partner of Wolfensohn Associates, L.P.
(5) In April, 1995, Dr. Mamelok stated his intention to resign from the Company. The Company and Dr. Mamelok are currently negotiating the terms of Dr. Mamelok's severance.
(6) Mr. Leigh resigned from the Company in April 1995. The Company and Mr. Leigh are currently negotiating the terms of Mr. Leigh's severance.
(7) Includes shares which may be deemed to be beneficially owned by Dr. Arvanitidis and Mr. Morgan. See Notes (3) and (4).

    Item 13 is hereby amended and restated in its entirety as follows:

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    On October 5, 1993, the Company agreed to make an unsecured loan of $60,000 to Joseph Vallner, Senior Vice President for Research and Development, to facilitate his purchase of a new residence. The loan has a term of five years and accrues interest at the prime rate, as published by the Wall Street Journal, plus 1%. On each annual anniversary of the loan take-down date, 20% of the loan principal will be forgiven by the Company provided that Dr. Vallner remains a full-time employee of LTI through the anniversary.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    The following exhibit is hereby  added to the list  of exhibits in Part  IV,
Item 14(a)(3) and as an exhibit to the Form 10-K:

    10.3.2* Memorandum of Agreement between the Company and Nick Arvanitidis dated April 3, 1995.

- ------------------------
*   Management compensatory plan or arrangement.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                LIPOSOME TECHNOLOGY, INC.
                                          By: ______/s/ Sally A. Davenport______
                                                    Sally A. Davenport
                                                        SECRETARY
Date: April 28, 1995