Form 10-Q
period 1995-03-31
LIPOSOME TECHNOLOGY INC /DE/
filed 1995-05-15
CIK 812444

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1995
                                                 --------------

                                       OR

[  ]               TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _______________________

                         Commission file number 0-15847
                                                -------

                            LIPOSOME TECHNOLOGY, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                                94-3031834
- ------------------------------------                         -------------------
(State or other jurisdiction of                                 (IRS Employer
incorporation or organization)                               Identification No.)


                    960 Hamilton Court, Menlo Park, CA  94025
                 -----------------------------------------------
                    (Address of principle executive offices)

                                  (415) 323-9011
               --------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                              Yes   X       No
                                  -----        ---

At April 17, 1995 the number of outstanding shares of the Company's common stock, par value $.0001, was 19,146,132.



                This conformed copy contains a total of 26 pages.

                            LIPOSOME TECHNOLOGY, INC.

                                      INDEX


PART I.   FINANCIAL INFORMATION                                         Page No.
                                                                        --------
     ITEM 1.   Condensed Financial Statements (unaudited)

               Condensed Balance Sheet
               March 31, 1995  and December 31, 1994 . . . . . . . . . . .  3


               Condensed Statement of Operations for the
               Three Months Ended March 31, 1995 and 1994. . . . . . . . .  4


               Condensed Statement of Cash Flows for the
               Three Months Ended March 31, 1995 and 1994. . . . . . . . .  5

               Notes to Condensed Financial Statements . . . . . . . . . .  7

     ITEM 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations . . . . . . . 10

PART II.  OTHER INFORMATION

     ITEM 4.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . .  18

     ITEM 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . .  18

     Signature . . . . . .. . . . . . . . . . . . . . . . . . . . . . . .   19

                           LIPOSOME TECHNOLOGY, INC.
                             CONDENSED BALANCE SHEET
                         (in thousands except par value)
                                   (unaudited)

                                                   March 31,     Dec. 31,
                                                     1995          1994
                                                -------------  -------------
 ASSETS

 Current Assets:
   Cash and cash equivalents                     $      14,434  $      5,448
   Short-term marketable investments                     1,575         6,309
   Trade accounts and interest receivable                   88           285
   Inventory                                               648           558
   Prepaid expenses                                        912           922
                                                 -------------  ------------
      Total Current Assets                              17,657        13,522

 Equipment and improvements, net                         3,438         3,808
 Long-term marketable investments                            -           500
 Other assets                                              339           368
                                                 -------------  ------------
      Total Assets                               $      21,434   $    18,198
                                                 -------------  ------------
                                                 -------------  ------------

 LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities:
   Accounts payable                             $        1,103  $      1,586
   Accrued clinical costs                                3,535         3,954
   Accrued compensation                                  3,071           797
   Other accrued liabilities                             1,677           923
                                                 -------------  ------------
      Total Current Liabilities                          9,386         7,260

 Commitments

 Stockholders' Equity:
    Preferred Stock, par value $.01                          4             -
    Common stock, par value $.0001                          19            19
    Additional paid-in capital                         121,067       110,784
    Accumulated deficit                               (109,042)      (99,865)
                                                 -------------  ------------
      Total Stockholders' Equity                        12,048        10,938
                                                 -------------  ------------

      Total Liabilities and Stockholders'
        Equity                                   $      21,434   $    18,198
                                                 -------------  ------------
                                                 -------------  ------------

            See accompanying notes to condensed financial statements.

                            LIPOSOME TECHNOLOGY, INC.
                        CONDENSED STATEMENT OF OPERATIONS
                     (in thousands except per share amounts)
                                   (unaudited)

                                                       Three Months Ended
                                                            March 31,
                                                      1995           1994
                                                 -------------  ------------
 Revenues:

       Net Sales                                  $        884   $       233
       Royalties and fees                                    8            23
       Interest and other                                   94           387
                                                 -------------  ------------
            Total Revenues                                 986           643

 Expenses:

       Cost of goods sold                                  195            21
       Research and development                          5,482         6,120
       Selling, general and administrative               4,441         2,160
       Interest and other expense, net                      33             2
                                                 -------------  ------------
            Total Expenses                              10,151         8,303
                                                 -------------  ------------

            Net Loss                              $     (9,165)   $   (7,660)
                                                 -------------  ------------
                                                 -------------  ------------

 Net loss per common share                        $      (0.48)  $     (0.40)
                                                 -------------  ------------
                                                 -------------  ------------

 Common and common equivalent
 shares used in calculation of loss
 per share                                              19,123        18,916
                                                 -------------  ------------
                                                 -------------  ------------

            See accompanying notes to condensed financial statements.

                            LIPOSOME TECHNOLOGY, INC.
                        CONDENSED STATEMENT OF CASH FLOWS
                     (in thousands except per share amounts)
                                   (unaudited)


                                                      Three Months Ended
                                                             March 31,
                                                       1995          1994
                                                 -------------  ------------
 Cash flows from operating activities:

    Net loss                                      $     (9,165)  $    (7,660)
    Adjustment to reconcile net loss to net
      cash used by operating activities:
        Depreciation and amortization                      486           435
        Decrease (increase) in assets:
        Trade accounts and interest receivable             197           292
        Inventories                                        (90)         (110)
        Prepaid expenses                                    10           216
        Other assets                                        (3)               -
    Increase (decrease) in liabilities:
      Accounts payable                                    (483)          (70)
      Accrued clinical costs                              (419)           647
      Accrued compensation                               2,274          (302)
      Other accrued liabilities                            754          (153)
                                                 -------------  ------------
      Net cash used by operating activities             (6,439)       (6,705)
                                                 -------------  ------------

 Cash flows from investing activities:
    Available for sale securities:
      Purchases                                           (313)       (4,193)
      Sales                                                  -        10,695
      Maturities                                         5,534         2,000
    Capital expenditures                                   (83)         (622)
                                                 -------------  ------------

      Net cash provided by investing activities          5,138         7,880
                                                 -------------  ------------

 Cash flows from financing activities:
    Sale of common stock                                   254           257
    Sale of preferred stock                             10,033             -
    Principal payments under capital lease
       obligations                                           -           (18)
                                                 -------------  ------------

      Net cash provided by financing activities         10,278           239
                                                 -------------  ------------

 Net increase in cash and cash equivalents       $       8,986   $     1,414
                                                 -------------  ------------
                                                 -------------  ------------
   (carried forward)

            See accompanying notes to condensed financial statements

                                   (Continued)
                            LIPOSOME TECHNOLOGY, INC.
                        CONDENSED STATEMENT OF CASH FLOWS
                                  (in thousands)
                                   (unaudited)


                                                      Three Months Ended
                                                            March 31,
                                                      1995          1994
                                                 -------------  ------------

 Net increase in cash and cash equivalents
  (brought forward)                              $       8,986   $     1,414

 Cash and cash equivalents at beginning
   of the period                                         5,448         3,073
                                                 -------------  ------------

 Cash and cash equivalents at end
   of the period                                  $     14,434   $     4,487
                                                 -------------  ------------
                                                 -------------  ------------

            See accompanying notes to condensed financial statements

                            LIPOSOME TECHNOLOGY, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 March 31, 1995
                                   (unaudited)


(1)  BASIS OF PRESENTATION

     INTERIM FINANCIAL INFORMATION

     In the opinion of management, the accompanying unaudited condensed financial statements of Liposome Technology, Inc. (LTI or the Company) contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of March 31, 1995 and the results of operations for the three month periods ended March 31, 1995, and 1994 and the changes in cash flows for the three month periods ended March 31, 1995, and 1994.

     These condensed financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1994, which were filed with the Securities and Exchange Commission on Form 10-K and 10-K/A-1.

     Although the nature of the business is not seasonal, the results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

     CASH, CASH EQUIVALENTS AND  INVESTMENTS

     The Company invests its excess cash principally in high-grade investment paper. Cash and cash equivalents consist of high-quality money market instruments with original maturity of 90 days or less. Short-term investments consist of high-quality money market instruments with original maturity between 91 days and 12 months. Long-term investments consist of high-quality financial instruments with original maturity in excess of 12 months.

     The Company maintains its cash, cash equivalents and investments in several different instruments with various banks and brokerage houses. This diversification of risk is consistent with Company policy to maintain liquidity and ensure the safety of principal.

     Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. At March 31, 1995, all debt securities are designated as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in stockholders' equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and discounts to maturity. Such amortization is included in interest income along with interest earned. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income.

                            LIPOSOME TECHNOLOGY, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 March 31, 1995
                                   (unaudited)

(2)  INVESTMENTS

     The following is a summary of available-for-sale securities as of March 31, 1995



                                                                      Available-for-Sale Securities
                                                  -------------------------------------------------------------------------
                                                                          Gross                Gross            Estimated
                                                    Amortized          Unrealized            Unrealized           Fair
                                                       Cost               Gains                Losses             Value
                                                  ------------        ------------        ---------------     -------------
U.S. corporate securities                          $     1,500        $          3         $          (3)      $      1,500

Foreign corporate debt securities                           75                   -                     -                 75
                                                  ------------        ------------        ---------------     -------------

                                                   $     1,575        $          3         $          (3)      $      1,575
                                                  ------------        ------------        ---------------     -------------
                                                  ------------        ------------        ---------------     -------------

Amounts included in short-term
marketable investments                             $     1,575        $          3         $          (3)      $      1,575
                                                  ------------        ------------        ---------------     -------------

                                                   $     1,575        $          3         $          (3)      $      1,575
                                                  ------------        ------------        ---------------     -------------
                                                  ------------        ------------        ---------------     -------------




     During the three months ended March 31, 1995, gross realized gains and losses on sales of securities available-for-sale were immaterial. As of March 31, 1995 the average portfolio duration was approximately 40 days and contractual maturity of the investments did not exceed 11 months.

                            LIPOSOME TECHNOLOGY, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 March 31, 1995
                                   (unaudited)

(3)  PROPERTY AND EQUIPMENT

     Details of the Company's property and equipment are as follows (in thousands):


                                             March 31,       Dec. 31
                                               1995           1994
                                             ---------      ---------
     Office and laboratory equipment         $  6,011       $  5,952
     Leasehold improvements                     3,977          3,953
     Equipment under capital lease                356            356
                                             ---------      ---------
                                               10,344         10,261

     Less accumulated depreciation
        and amortization                       (6,906)        (6,453)
                                             ---------      ---------

                                             $  3,438       $  3,808
                                             ---------      ---------
                                             ---------      ---------

(4)  INVENTORIES

     Inventories are stated at the lower of cost (principally first-in, first-out) or market. The principal components of inventory are as follows (in thousands):

                                             March 31,       Dec. 31,
                                               1995           1994
                                             ---------      ---------
     Raw Materials                           $    220       $    268
     Work-in-Progress                             311            201
     Finished Goods                               117             89
                                             ---------      ---------

                                             $    648       $    558
                                             ---------      ---------
                                             ---------      ---------

(5)  CONVERTIBLE RESET PREFERRED STOCK AND WARRANTS


     On March 31, 1995, the Company raised $10.9 million (net proceeds $10.0 million) of new equity capital with the completion of a private placement of 436,000 shares of a new issue of Series A Convertible Reset Preferred Stock together with 734,000 warrants to purchase shares of Common Stock.


     On April 13, 1995, the Company raised an additional $1.1 million (net proceeds $1.0 million) with the sale of an additional 44,000 shares of Series A Convertible Reset Preferred Stock together with 74,000 warrants to purchase shares of Common Stock.

ITEM 2.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
                            AND RESULTS OF OPERATIONS


BACKGROUND

Until 1989, the Company funded a majority of its product development through research agreements with pharmaceutical industry partners. In these relationships, the Company usually performed the basic research, formulation and preliminary testing required to assess the viability of a product concept, while decisions regarding clinical development and product commercialization generally rested with the industry partner.

This approach to product development provided research revenues which partially offset product development expenses and provided valuable technical and business insight into the commercial potential of different prospective drug products.
In 1988, LTI elected to consolidate its research and development programs in order to focus its resources on the clinical development and commercialization of the product groups it believed to have the most significant commercial potential. LTI also decided to seek to retain marketing rights to these products in the U.S. and to pursue strategic alliances for the distribution of these products elsewhere in the world. Thus, LTI shifted its strategic emphasis from obtaining near-term revenues provided by contract research and licensing to
building a proprietary pharmaceutical product business.   This change in
strategy required substantial additional capital, and in 1991 the Company raised approximately $35.4 million in two equity offerings. In the first quarter of 1992 the Company raised a further $34.2 million.

In August 1993, the Company signed a distribution agreement with Zeneca Limited ("Zeneca"), a major NYSE-listed (NYSE:ZEN) pharmaceutical and agricultural bioscience company, under which Zeneca will market and sell LTI's proprietary AMPHOCIL-TM- (1) product in most European countries. Under the terms of the agreement, the Company received and recognized in the third quarter of 1993 a signing fee and a milestone payment in the amount of $5.25 million which was earned by the Company's receipt of a product license authorizing the sale of AMPHOCIL in the United Kingdom. The Company manufactures and sells AMPHOCIL to Zeneca at a price which, subject to a minimum, reflects the price(s) achieved by Zeneca in the market. The Company will also receive additional milestone payments upon receipt of product licenses in certain other European countries and upon the achievement of certain cumulative sales totals.

In March 1994, LTI and Zeneca announced the expansion of their August 1993 agreement to cover all countries not previously covered with the exception of the United States, Canada, Japan and selected small markets. Subsequently, LTI announced Zeneca's commercial launch of AMPHOCIL in the U.K. in May 1994. For the quarter ended March 31, 1995, 89% of the Company's product sales represent sales of AMPHOCIL to Zeneca as compared to no sales of AMPHOCIL to Zeneca in the first quarter of the prior year. A portion of these sales reflect pipeline-filling orders, and future sales levels will depend on the rate at which the product penetrates existing approved markets in the U.K. and Ireland, as well as the timing of additional product approvals in other European countries for which applications have been filed.

In February 1995, the FDA's Oncologic Drug Advisory Committee (ODAC) recommended that the FDA not approve DOXIL-Registered Trademark- under its regular approval procedures but did recommend that the FDA approve DOXIL under Subpart H of 21 CFR Ch 1 Section 314.500 et seq. Accelerated Approval of New Drugs for

- ----------------------------
(1) Also called Amphotec-TM- and ABCD
(2) Also called DOX-SL-TM- and S-Dox

Serious or Life-Threatening Illnesses (FDA "Accelerated Approval Procedures"). Under the FDA Accelerated Approval Procedures, ("AAP") such approval, if granted by the FDA, will be subject to the additional requirement that following product launch, the Company continue to study the drug to verify and describe its clinical benefit. Approval by the FDA of the DOXIL NDA is dependent upon numerous factors, including approval of prescribing information, the FDA's inspection and approval of the Company's facilities, processes and procedures related to the development and manufacture of the drug and similar inspection and approval of the Company's suppliers, subcontractors and contract manufacturer. Some of these activities have been completed. Prior to product launch, which LTI is in the process of planning, the Company and the FDA must
also reach agreement on the Company's promotional materials.   There can be no
assurance that the DOXIL NDA will be approved on a timely basis, if at all, and under FDA Accelerated Approval Procedures, FDA may withdraw approval on an expedited basis following product launch if the Company fails to show due diligence in conducting post-marketing studies or if these studies fail to demonstrate clinical benefit to the FDA's satisfaction.


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash, cash equivalents, and short-term and long-term investments at March 31, 1995 were approximately $16.0 million, an increase of $3.7 million from $12.3 million at December 31, 1994. This increase represents principally cash provided by financing activities, receivables collections, interest and other income offset by operating and capital expenditures.

The Company's strategy is to fund from its own cash resources the preclinical and clinical development of two of its proprietary products, AMPHOCIL and DOXIL, and to continue research and development of additional STEALTH-Registered Trademark- liposome products in the anticancer, antibiotic, anti-inflammatory and other areas. In addition to increased levels of operating activities, this strategy will require significant capital expenditures including a pilot production facility which is currently in the planning phase.

On March 31, 1995 and April 13, 1995, the Company raised an aggregate of $12 million (net proceeds of $10.0 million and $1.0 million respectively) from a private placement of 480,000 shares of a new issue of Series A Convertible Reset Preferred Stock and warrants to purchase common stock.

The Company believes that at current spending rates its existing cash balances and interest income earned thereon together with revenues from sales will be adequate to fund its planned activities through the fourth quarter of 1995 and intends to seek additional financing if market conditions are favorable. The Company will need additional financing to support the full commercialization of its products, but no assurance can be given that adequate financing will be available on satisfactory terms, if at all. In this connection the Company filed a shelf registration statement on April 7, 1995 for possible future financings, whether in the context of strategic alliances or otherwise.


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1995 VS. THREE MONTHS ENDED MARCH 31, 1994

During the three months ended March 31, 1995, net sales were $884,000 compared to the $233,000 recorded in the first quarter of the prior year. The increase in revenue is attributable principally to the Company's shipments of AMPHOCIL to Zeneca. A portion of these sales represent pipeline-filling orders. Interest and other income was $94,000 as compared to $387,000 in the first quarter of 1994. The decrease in interest income is the result of the decrease in the Company's cash available for investment purposes offset in part by higher interest rates.

Generally, most of the Company's operating expenses are incurred for research and development (R&D), including preclinical and clinical development required for new pharmaceutical products. After personnel costs, the principal items of R&D expense are costs of clinical trials, clinical production and supplies. In the first quarter of 1995, R&D expenses declined by $638,000 compared to the same period in 1994 when clinical activities related to regulatory filings for LTI's DOXIL product were relatively intense. The Company anticipates increased expenditures for clinical activities for the foreseeable future.


Selling, general and administrative expenses (SG&A) increased by $2.3 million from the first quarter of the prior year, principally reflecting accrued expenses in connection with termination of the employment of certain officers.

The Company expects its marketing expenses to rise significantly as it proceeds with the commercialization of DOXIL in the United States.

The Company's net loss for the quarter ended March 31, 1995 increased to $9.2 million from $7.7 million in the first quarter of 1994. The loss per shares was $0.48 compared to $0.40 in the same period of the prior year.


RISK FACTORS

HISTORY OF OPERATING LOSSES; NEED FOR ADDITIONAL FINANCING

The Company to date has generated limited revenues. There can be no assurance that LTI's revenues from product sales will be significant or sufficient to fund operations. The Company has incurred losses in each year since its inception and has accumulated approximately $109 million in net losses through March 31, 1995. Owing to expenditures associated with self-funded research, preclinical and clinical programs, marketing expenses and other activities related to obtaining approval and achieving commercialization of its products, the Company expects operating losses to continue for a number of years. Additional financing will be required to continue the clinical testing, manufacturing and marketing on a commercial basis of the Company's products currently under development. There can be no assurance that such financing will be available on acceptable terms, if at all. The unavailability of such financing could delay or prevent the development and marketing of some or all of the Company's products.


DEVELOPING TECHNOLOGY; NO PROOF OF MARKET ACCEPTANCE

Although liposome and lipid-based products have been approved for sale in certain European countries, no therapeutic product based on liposome or lipid-based technology is presently commercially available in the U.S. Each of LTI's products must be clinically tested, approved for use by appropriate government agencies and manufactured in commercial quantities before marketing can be undertaken. Unanticipated side effects or unfavorable publicity concerning any product incorporating liposome or lipid-based technologies could have an adverse effect on the Company's ability to obtain physician, patient or third-party payer acceptance and to sell products using the same or similar technology. There can be no assurance as to the Company's ability, or the length of time required, to achieve commercialization of the Company's products or that physicians, patients or third-party payers will accept liposome products as readily as traditional forms of medication or at all.

NO ASSURANCE OF REGULATORY APPROVALS

The Company's products are subject to rigorous preclinical and clinical testing and approval by the U.S. Food and Drug Administration (FDA) and by comparable agencies in other countries and, to a lesser extent, by state regulatory authorities prior to marketing. The process of conducting clinical trials and obtaining regulatory approval for a product typically takes a number of years and involves significant expenditures. Following the grant of any regulatory approval for a product, the Company remains subject to continuing review from the applicable regulatory body. Later discovery of previously unknown problems may result in restrictions on a product's future use or withdrawal of the product from the market.

DOXIL REGULATORY STATUS

In September 1994, LTI filed an NDA with the FDA seeking approval to market DOXIL for treating AIDS-KS patients who have failed or are intolerant to conventional combination chemotherapy. In February 1994, the FDA's Oncologic Drugs Advisory Committee (ODAC) recommended that the FDA not approve DOXIL under its regular approval procedures but did recommend that the FDA approve DOXIL under Subpart H of 21 CRF Ch 1 Section 314.5000 et seq. Accelerated Approval of New Drugs for Serious or Life-Threatening Illnesses (FDA Accelerated Approval Procedures). Under the FDA Accelerated Approval Procedures, such approval, if granted by the FDA, will be subject to the additional requirement that following product launch, the Company continue to study the drug to verify and describe its clinical benefit. Approval by the FDA of the DOXIL NDA is dependent upon numerous factors, including approval of prescribing information, the FDA's inspection and approval of the Company's facilities, processes and procedures related to the development and manufacture of the drug and similar inspection and approval of the Company's suppliers, subcontractors and contract manufacturer. Some of these activities have been completed. Prior to product launch, which LTI is in the process of planning, the Company and the FDA must also reach agreement on the Company's promotional materials. There can be no assurance that the DOXIL NDA will be approved on a timely basis, if at all, and under FDA Accelerated Approval Procedures, FDA may withdraw approval on an expedited basis following product launch if the Company fails to show due diligence in conducting post-marketing studies or if these studies fail to demonstrate clinical benefit to the FDA's satisfaction.

In December 1994, the Company submitted Marketing Authorization Applications
(MAAs) for DOXIL in the European Union (EU) countries seeking approval to use DOXIL in the first-line treatment of AIDS-KS. The MAA submissions were made in accordance with the Committee on Proprietary and Medicinal Products (CPMP) "High Technology List B Concertation Procedures" procedures. Under the List B procedures, a company is allowed to file for marketing approval simultaneously in all EU countries and one EU country acts as so-called rapporteur to coordinate the review process. The U.K. Medicines Control Agency (MCA) will act as rapporteur for DOXIL. There can be no assurance that the CPMP, which is composed of representatives from the respective regulatory bodies in the EU countries, will determine that the Company's clinical data have provided evidence of safety and efficacy in humans adequate to support approval or that any of the MAAs will be approved on a timely basis, if at all.

AMPHOCIL REGULATORY STATUS

In June 1994, LTI submitted MAAs for AMPHOCIL in Finland, Sweden and the 10 EU countries where MAAs had not previously been filed. The submissions were made in accordance with CPMP "Multistate" procedures. In October 1994, the Company received a list of questions raised by the member states. The Company is developing additional data to respond to these questions, and it plans to file the additional data with the CPMP as soon as practicable. There can be no assurance that the Company's responses will be filed in a timely manner or that, if filed, the responses will adequately address the issues raised by the member states, that the CPMP will recommend approval based on the responses, or that any member state will approve AMPHOCIL.

As soon as practicable, the Company intends to file an NDA for AMPHOCIL based upon certain data from open label clinical trials. There can be no assurance that the Company's NDA for AMPHOCIL will be accepted for filing by the FDA, that the FDA will determine that the Company's NDA provides sufficient evidence of safety and efficacy in humans adequate to support FDA approval or that the NDA will be approved on a timely basis, if at all.

OTHER

Similarly, there can be no assurance that if the Company files for regulatory approvals of other products in the U.S. or abroad, the relevant regulatory body will accept the Company's application, approve the product for commercial sale in the subject jurisdiction or that, if approved, it will be economically feasibly for the Company to commercialize any such product.


LIMITED FACILITIES, MANUFACTURING AND MARKETING EXPERIENCE

The Company's current facilities and staff are inadequate for the large-scale production and marketing of its products under development. The Company also has limited experience in clinical development of therapeutic products, currently lacks the financial resources to commercialize and sell products and has no experience in marketing products. There can be no assurance that the Company will be successful in conducting additional clinical development, or in manufacturing and marketing its products.

DEPENDENCE ON THIRD-PARTY DISTRIBUTOR AND AGENTS

To date, all of the Company's product revenues have come from sales either to a third-party distributor (Zeneca) or through third-party agents. In 1994, ninety-one percent (91%) of the Company's product revenues came from sales of AMPHOCIL to Zeneca, and a portion of those sales represented pipeline-filling orders. As a consequence of this current dependence on a single customer, and unless and until the Company receives any approvals for and begins to sell DOXIL, the Company's future product revenues are largely dependent on Zeneca's success in selling AMPHOCIL, Zeneca's assessment of the timing and likelihood of additional approvals for AMPHOCIL and of Zeneca's assessment of its inventory requirements. There can be no assurance that these or other factors could not lead to substantial fluctuations in the Company's product revenues from period to period.

DEPENDENCE ON THIRD-PARTY MANUFACTURER; MANUFACTURING RISKS

The Company's present manufacturing capabilities are limited. The Company is dependent on a U.S. based contract manufacturer to manufacture commercial-scale quantities of AMPHOCIL and DOXIL pursuant to supply agreements. There can be no assurance, however, that the contract manufacturer will continue to meet FDA standards for the manufacture of these products. There are only a limited number of other manufacturers with the capability of manufacturing AMPHOCIL and DOXIL, and any alternative manufacturer would require regulatory qualification to manufacture the product. In the event of any interruption of supply from the contract manufacturer due to regulatory or other causes, there can be no assurance that the Company could make alternative manufacturing arrangements.

To date, the Company and the contract manufacturer have  manufactured  twelve
(12) commercial-scale batches of DOXIL, including the three (3) registration batches which are required as part of the FDA's approval process, but there can be no assurance that DOXIL can consistently be produced in accordance with specifications. Similarly, there can be no assurance that the Company will be able to meet routinely its manufacturing goals in a timely manner or to the continuing satisfaction of regulatory agencies.

RAW MATERIALS

Although the Company has supply agreements in place with the suppliers of its key raw materials, the number of alternative qualified suppliers of key raw materials required for the manufacture of AMPHOCIL and DOXIL is limited. There can be no assurance that the Company could make alternative supply arrangements in the event of a supply interruption on commercially reasonable terms, if at all.

COMPETITION AND TECHNOLOGICAL CHANGE

The drugs being developed by the Company compete with existing and new drugs. Many companies, including established pharmaceutical and chemical companies, and university-related entities both in the U.S. and abroad are developing products based on improved drug delivery technologies. Some of these companies are active in liposome and lipid-based research and product development and many have financial and technical resources and production and marketing capabilities substantially greater than those of the Company. In addition, most such companies have had significantly greater experience than the Company in preclinical and clinical development activities and in obtaining regulatory approval to manufacture and market pharmaceutical products. The Liposome Company (TLC) is dedicated primarily to liposomal drug delivery, and NeXstar Pharmaceuticals, Inc., which incorporates a predecessor company, Vestar, Inc. (Vestar), devotes a significant portion of its resources to liposomal drug delivery. In certain European countries, NeXstar currently sells a liposomal amphotericin B product with which LTI expects AMPHOCIL to compete, and TLC has submitted MAAs for a liposomal amphotericin B product in certain of these countries and has received approval for its product in the UK. LTI believes that competition in all pharmaceutical products and in all forms of drug delivery will continue to be intense. There can be no assurance that other pharmaceutical companies will not develop more effective drug delivery technologies than, or will not produce products superior to, those of the Company.


DEPENDENCE ON KEY PERSONNEL

The Company's success depends largely upon its ability to attract and retain qualified scientific, engineering, manufacturing, sales and marketing and management personnel. The Company faces competition for such personnel from other companies, academic institutions, government entities and other organizations. There can be no assurance that the Company will be successful in hiring or retaining such personnel.

PATENTS AND TRADE SECRETS

There has been increasing litigation in the biomedical, biotechnology and pharmaceutical industries with respect to the manufacture, use and sale of new
therapeutic products that are the subject of conflicting patent rights.   There
can be no assurance that any patents owned or controlled by the Company will protect LTI against further infringement litigation or afford commercially significant protection of LTI's technology. The majority of the Company's patents have not yet been tested in court to determine their validity and scope. Moreover, the patent laws of foreign countries differ from those of the U.S. and the degree of protection, if any, afforded by foreign patents may, therefore, be different.

The Company has been required to defend itself in patent litigation in the past and the uncertainties inherent in any other lawsuits that may be commenced in the future with respect to any alleged patent infringement by the Company make the outcome of any such litigation difficult to predict. There can be no assurance that the Company will be successful in any such litigation, and a judgment adverse to the Company in any such litigation could adversely affect the Company. Moreover, the expense of such litigation could adversely affect the Company, whether or not the Company is successful in such litigation.

In October 1991, the Company received a letter from TLC alleging that DOXIL infringes two TLC patents (the TLC Patents) relating to lyophilization (freeze-drying) of liposomes. The Company's current DOXIL formulation is not lyophilized and therefore does not infringe the TLC Patents. In addition, the Company had previously asked its patent counsel to review, among other things, the TLC Patents. In September 1991, such counsel delivered an opinion to the Company that, among other things, LTI's doxorubicin products do not infringe any valid claim under either of the TLC Patents. However, no assurance can be given that TLC will not make a claim against LTI with respect to the TLC Patents. In December 1994 in a case involving TLC and Vestar the U.S. District Court in Wilmington, Delaware, found one of the two TLC patents invalid and ordered it revoked.

In November 1991, the Company received a letter from TLC bringing to LTI's attention TLC's U.S. Patent No. 5,059,591 (the '591 Patent) containing claims directed to amphotericin B/sterol compositions and their method of use. Subsequently, LTI's patent counsel delivered an opinion to the Company that, among other things, AMPHOCIL does not infringe any claim of the '591 Patent. However, no assurance can be given that TLC will not make a claim against LTI with respect to the '591 Patent.

The Company has a practice of monitoring patents and other developments in the liposome field. To the extent that the Company becomes aware of patents of other parties which the Company's processes or products might infringe, it is the Company's practice to seek review of such patents by the Company's patent counsel. In accordance with this practice, the Company's patent counsel has reviewed a patent issued to TLC in January 1992 (the Loading Patent) which covers, among other things, a process related to the loading of therapeutic drug into liposomes. The Company's patent counsel has rendered an opinion that, if certain elements of the claims of the Loading Patent can be proved to exist in certain of LTI's products, such products may be found to infringe the Loading
Patent.    The Company's patent counsel has, however, rendered an opinion that the Loading Patent should be held invalid and/or unenforceable on a variety of grounds. The Company continues to proceed in product development in reliance on this opinion. Such opinion does not, however, prevent TLC from commencing litigation to enforce the Loading Patent, and no assurance as to the outcome of such litigation can be given.

The Company's patent counsel has also rendered advice with respect to all other patents which have been referred to such patent counsel that the Company's products do not infringe any valid claim under such patents. Such advice does not, however, prevent any third party from commencing litigation to enforce such patents.

Other public and private concerns control patents covering technology potentially useful or necessary to the Company. The scope and validity of such patents, the extent to which the Company may wish or need to acquire licenses under such patents, and the cost or availability of such licenses, are currently unknown. The Company relies on unpatented knowledge, and others may be able to obtain access to, or independently develop, such expertise.

PRODUCT LIABILITY

Testing, manufacturing and marketing of the Company's products will entail risk of product liability. There can be no assurance that the amount of insurance the Company has obtained against the risk of product liability will be adequate, that the amount of such insurance can be renewed or that the amount and scope of any coverage obtained will be adequate to protect the Company in the event of a successful product liability claim. The Company's business could be adversely affected by a successful product liability claim.

HEALTH CARE REFORM; UNCERTAINTY OF THIRD-PARTY REIMBURSEMENT

The levels of revenues and profitability of biotechnology and pharmaceutical companies may be affected by the continuing efforts of governmental and third-party payers to contain or reduce the costs of health care through various means. In the U.S. there have been, and the Company expects that there will continue to be, a number of federal and state proposals to control health care
costs.   President Clinton and members of Congress introduced proposals to the
103rd Congress  for the comprehensive reform of the nation's health care system.
 Some of the proposed legislation contained measures intended to control public and private spending on health care as well as to provide universal public access to the health care system. In addition, some of the proposed legislation included limitations on Medicare and Medicaid reimbursement for drugs and called for the creation of a committee to monitor and evaluate the
pricing of new drugs.   Although no legislation was ultimately passed by the
103rd Congress, federal, state and local officials and legislators (and certain foreign government officials and legislators) have proposed or are reportedly considering proposing a variety of reforms to the health care systems in their respective jurisdictions, including reforms that may affect the pharmaceutical industry. It is uncertain what new legislative proposals, if any, might be adopted or what actions federal, state or third-party payers may take in response to any health care reform proposals or legislation. The Company cannot predict the effect health care reforms may have on its business or the business of its collaborators.

In the U.S. and elsewhere, sales of therapeutic products are dependent in part on the availability of reimbursement from third-party payers, such as government and private insurance plans. These third-party payers are increasingly challenging the prices charged for medical products and services. If the Company succeeds in bringing one or more products to the market, there can be no assurance that these products will be considered cost effective and that reimbursement to the consumer will be available or will be sufficient to allow the Company to sell its products on a profitable basis.

VOLATILITY OF STOCK PRICE

The market price of the Common Stock, like the stock prices of many publicly traded biotechnology companies, has been and may continue to be highly volatile. A variety of events, both concerning and unrelated to the Company and the biotechnology industry, may have a significant negative impact on the market price of the Common Stock. Although the Common Stock trades on the Nasdaq National Market, the trading volume has fluctuated and at times has been quite low. Any large sale of shares of the Company could have a significant adverse effect on the market price of the Common Stock.

PART II - OTHER INFORMATION

ITEM 4.

LEGAL PROCEEDINGS

     From time to time, the Company is notified of potential claims or litigation against it arising out of the ordinary course of business. As of May 12, 1995 there are no material legal proceedings pending against the Company.




ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits: 10.13 Letter Agreement between the Company and Peter V. Leigh dated May 5, 1995 regarding Mr. Leigh's separation from the Company.



(b) Reports on Form 8-K. During the quarter ended March 31, 1995, no reports on Form 8-K were filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 LIPOSOME TECHNOLOGY, INC.
                                                      (Registrant)





Date: May 12, 1995                           By:  /s/ Donald J. Stewart
                                                 ------------------------------
                                                  Donald J. Steward
                                                  Vice President, Finance
                                                  (Principal Accounting Officer)