Form 10-K/A
period 1994-12-31
LIPOSOME TECHNOLOGY INC /DE/
filed 1995-05-26
CIK 812444

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                 FORM 10-K/A-2
(MARK ONE)
  /X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

                                       OR

  / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
     THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE TRANSITION PERIOD FROM        TO

                         COMMISSION FILE NUMBER 0-15847

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

                         COMMON STOCK, $.0001 PAR VALUE
                                (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes /X/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.    / /

    The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock on the Nasdaq National Market on March 31, 1995, was $125,165,563. Solely for the purposes of this calculation, each officer and director of the registrant is deemed to be an affiliate.

    The number of shares of Common Stock outstanding as of March 31, 1995, was 19,146,132.
                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT                                                          FORM 10-K PART

Portions of the Annual Report to Stockholders for the Fiscal Year Ended December
31, 1994                                                                      II

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

    Section (a)3. of Item 14 is hereby amended and restated as follows:

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a)  3.  EXHIBITS:

 3.1     Restated Certificate of Incorporation (1)
 3.2     By-Laws (2)
10.1*    1982 Employee Stock Option Plan (As Amended) (1)
10.1.1*  1987 Employee Stock Option Plan (4)
10.1.2*  1987 Consultant Stock Option Plan (1)
10.1.4*  Employee Stock Purchase Plan (4)
10.1.5*  401(k) Plan and Adoption Agreement for 401(k) Plan (1)
10.1.6*  LTI Flex Elect Section 125 Cafeteria Plan (1)
10.1.7*  1990 Director Stock Option Plan (4)
10.2     Lease  Agreement between  Lincoln Property  Company N.C.  Inc. and the
          Company dated August 31, 1993, as amended (3)
10.3.1*  Employment Agreement dated as of October 1, 1987, between the  Company and Nicolaos V. Arvanitidis (3)(6)
10.4*    Employment  Agreement dated as  of June 30,  1983, between the Company and Sally A. Davenport (2)
10.3.2*  Memorandum of Agreement between the Company and Nick Arvanitidis dated
          April 3, 1995.
10.5     Forms  of  Confidentiality  Agreements  entered  into  by   Employees,
          Consultants and Advisors of the Company (2)
10.11.1* Stock Option Agreement between the Company and Nicolaos V. Arvanitidis dated as of December 7, 1989 (4)
10.11.2* (a)  and (b) Stock Option Agreements  between the Company and Nicolaos
          V. Arvanitidis dated as of January 25, 1990 (4)
10.11.3* Stock Option Agreement between the Company and Michael K. Ullman dated as of December 7, 1989 (4)
10.11.4* Stock Option Agreement between the Company and Michael K. Ullman dated as of January 25,1990 (4)
10.12    Common Stock and  Warrant Purchase agreement  between the Company  and
          David Blech dated as of January 25, 1990 (5)
10.13*   Letter  Agreement between the Company and  Peter V. Leigh dated May 5,
          1995 regarding Mr. Leigh's separation from the Company (7)
10.14**  Agreement  between  Zeneca  Limited   and  the  Company  relating   to
          "Amphocil"  dated August 12, 1993, as amended as of March 1, 1994 and
          July 12, 1994
10.15**  Manufacturing and  Supply Agreement  between Ben  Venue  Laboratories,
          Inc. ("Ben Venue") and the Company relating to DOXIL dated January 1,
          1993
10.16**  Manufacturing  and Supply Agreement between  Ben Venue and the Company relating to AMPHOCIL dated January 1, 1993

10.17**  Supply Agreement between Meiji Seika Pharma International LTD and  the
          Company  relating to  Doxorubicin Hydrochloride,  USP dated September
          27, 1994
10.18**  Supply Agreement between A.L. Laboratories and the Company relating to
          Amphotericin B, USP dated February 15, 1994
13       1994 Annual Report  to Security  Holders pursuant to  Rule 14a-3(b)  -
          Reference  is made to  p. 24 of  the Company's Annual  Report on Form
          10-K for the fiscal year ended December 31, 1994
23       Consent of Independent Auditors  - Reference is made  to p. 23 of  the
          Company's  Annual  Report  on Form  10-K  for the  fiscal  year ended
          December 31, 1994
24       Power of Attorney - Reference is made to p. 22 of the Company's Annual
          Report on Form 10-K for the fiscal year ended December 31, 1994

- ------------------------
 *   Management or Compensatory plan or arrangement.

** The Registrant has requested confidential treatment of certain portions of this agreement.

(1) Filed as an Exhibit with corresponding Exhibit Number to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1988 and incorporated herein by reference.

(2) Filed as an Exhibit with corresponding Exhibit Number to the Company's Registration Statement on Form S-1 (File No. 33-13332) and incorporated herein by reference.

(3) Filed as an Exhibit with corresponding Exhibit Number to the Company's Annual Report on Form 10-K of the fiscal year ended September 30, 1987 and incorporated herein by reference.

(4) Filed as an Exhibit with corresponding Exhibit Number to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 and incorporated herein by reference.

(5) Filed as an Exhibit with corresponding Exhibit Number to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 and incorporated herein by reference.

(6) Filed as an Exhibit with corresponding Exhibit Number to the Company's Annual Report on Form 10-K/A-1 for the fiscal year ended December 31, 1994 and incorporated herein by reference.

(7) Filed as an Exhibit with corresponding Exhibit Number to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1995 and incorporated herein by reference.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          LIPOSOME TECHNOLOGY, INC.

                                          By: ______/s/_SALLY A. DAVENPORT______
                                                     Sally A. Davenport,
                                                          SECRETARY

Date: May 26, 1995

                                 EXHIBIT INDEX

 EXHIBIT
  NUMBER                               DESCRIPTION                                  PAGE
- --------------------------------------------------------------------------------  ---------
 3.1      Restated Certificate of Incorporation (1).............................
 3.2      By-Laws (2)...........................................................
10.1*     1982 Employee Stock Option Plan (As Amended) (1)......................
10.1.1*   1987 Employee Stock Option Plan (4)...................................
10.1.2*   1987 Consultant Stock Option Plan (1).................................
10.1.4*   Employee Stock Purchase Plan (4)......................................
10.1.5*   401(k) Plan and Adoption Agreement for 401(k) Plan (1)................
10.1.6*   LTI Flex Elect Section 125 Cafeteria Plan (1).........................
10.1.7*   1990 Director Stock Option Plan (4)...................................
10.2      Lease Agreement between Lincoln Property Company N.C. Inc. and the
           Company dated August 31, 1993, as amended (3)........................
10.3.1*   Employment Agreement dated as of October 1, 1987, between the Company and Nicolaos V. Arvanitidis (3)(6)...................................
10.4*     Employment Agreement dated as of June 30, 1983, between the Company and Sally A. Davenport (2)...........................................
10.3.2*   Memorandum of Agreement between the Company and Nick Arvanitidis dated
           April 3, 1995........................................................
10.5      Forms of Confidentiality Agreements entered into by Employees,
           Consultants and Advisors of the Company (2)..........................
10.11.1*  Stock Option Agreement between the Company and Nicolaos V. Arvanitidis dated as of December 7, 1989 (4).....................................
10.11.2*  (a) and (b) Stock Option Agreements between the Company and Nicolaos
           V. Arvanitidis dated as of January 25, 1990 (4)......................
10.11.3*  Stock Option Agreement between the Company and Michael K. Ullman dated as of December 7, 1989 (4)...........................................
10.11.4*  Stock Option Agreement between the Company and Michael K. Ullman dated as of January 25,1990 (4)............................................
10.12     Common Stock and Warrant Purchase agreement between the Company and
           David Blech dated as of January 25, 1990 (5).........................
10.13*    Letter Agreement between the Company and Peter V. Leigh dated May 5,
           1995 regarding Mr. Leigh's separation from the Company (7)...........
10.14**   Agreement between Zeneca Limited and the Company relating to
           "Amphocil" dated August 12, 1993, as amended as of March 1, 1994 and
           July 12, 1994........................................................
10.15**   Manufacturing and Supply Agreement between Ben Venue Laboratories,
           Inc. ("Ben Venue") and the Company relating to DOXIL dated January 1,
           1993.................................................................
10.16**   Manufacturing and Supply Agreement between Ben Venue and the Company relating to AMPHOCIL dated January 1, 1993...........................
10.17**   Supply Agreement between Meiji Seika Pharma International LTD and the
           Company relating to Doxorubicin Hydrochloride, USP dated September
           27, 1994.............................................................
10.18**   Supply Agreement between A.L. Laboratories and the Company relating to
           Amphotericin B, USP dated February 15, 1994..........................

 EXHIBIT
  NUMBER                               DESCRIPTION                                  PAGE
- --------------------------------------------------------------------------------  ---------
13        1994 Annual Report to Security Holders pursuant to Rule 14a-3(b) -
           Reference is made to p. 24 of the Company's Annual Report on Form
           10-K for the fiscal year ended December 31, 1994.....................
23        Consent of Independent Auditors - Reference is made to p. 23 of the
           Company's Annual Report on Form 10-K for the fiscal year ended
           December 31, 1994....................................................
24        Power of Attorney - Reference is made to p. 22 of the Company's Annual
           Report on Form 10-K for the fiscal year ended December 31, 1994......

- ------------------------
 *   Management or Compensatory plan or arrangement.

** The Registrant has requested confidential treatment of certain portions of this agreement.

(1) Filed as an Exhibit with corresponding Exhibit Number to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1988 and incorporated herein by reference.

(2) Filed as an Exhibit with corresponding Exhibit Number to the Company's Registration Statement on Form S-1 (File No. 33-13332) and incorporated herein by reference.

(3) Filed as an Exhibit with corresponding Exhibit Number to the Company's Annual Report on Form 10-K of the fiscal year ended September 30, 1987 and incorporated herein by reference.

(4) Filed as an Exhibit with corresponding Exhibit Number to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 and incorporated herein by reference.

(5) Filed as an Exhibit with corresponding Exhibit Number to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 and incorporated herein by reference.

(6) Filed as an Exhibit with corresponding Exhibit Number to the Company's Annual Report on Form 10-K/A-1 for the fiscal year ended December 31, 1994 and incorporated herein by reference.

(7) Filed as an Exhibit with corresponding Exhibit Number to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1995 and incorporated herein by reference.