Form 10-Q
period 1995-06-30
SEQUUS PHARMACEUTICALS INC
filed 1995-08-14
CIK 812444

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1995
                                                 -------------

                                       OR

[ ]                TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ____________________ to _______________________








                         Commission file number 0-15847
                                                -------





                          SEQUUS PHARMACEUTICALS, INC.
                      (Formerly Liposome Technology, Inc.)
                      ------------------------------------
             (Exact name of registrant as specified in its charter)






           Delaware                                              94-3031834
-------------------------------                              -------------------
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                               Identification No.)


                    960 Hamilton Court, Menlo Park, CA  94025
                    -----------------------------------------
                    (Address of principle executive offices)

                                 (415) 323-9011
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.






                              Yes   X       No
                                  -----        -----

At July 21, 1995 the number of outstanding shares of the Company's common stock, par value $.0001, was 21,518,519.

                          SEQUUS PHARMACEUTICALS, INC.

                                      INDEX









PART I.   FINANCIAL INFORMATION                                         Page No.
                                                                        --------

     ITEM 1.   Condensed Financial Statements (unaudited)




               Condensed Balance Sheet
               June 30, 1995  and December 31, 1994 ......................  1


               Condensed Statement of Operations for the Three
               Months and Six Months Ended June 30, 1995 and 1994 ........  2




               Condensed Statement of Cash Flows for the
               Six Months Ended June 30, 1995 and 1994 ...................  3

               Notes to Condensed Financial Statements ...................  5

     ITEM 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations .............  8


PART II.  OTHER INFORMATION



     ITEM 6.   Exhibits and Reports on Form 8-K .......................... 17

     Signature ........................................................... 18

                          SEQUUS PHARMACEUTICALS, INC.
                             CONDENSED BALANCE SHEET
                         (in thousands except par value)
                                  (unaudited)


                                                       June 30,        Dec. 31,
                                                         1995            1994
                                                      -----------    -----------
ASSETS


Current Assets:



  Cash and cash equivalents                           $   14,515     $    5,448
  Short-term marketable investments                        6,950          6,309
  Trade accounts and interest receivable                     120            285
  Inventory                                                  678            558
  Prepaid expenses                                           703            922
                                                      -----------    -----------
Total Current Assets                                      22,966         13,522

Equipment and improvements, net                            3,317          3,808
Long-term marketable investments                               -            500
Other assets                                                 310            368
                                                      -----------    -----------
Total Assets                                          $   26,593     $   18,198
                                                      -----------    -----------
                                                      -----------    -----------


LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities:
  Accounts payable                                    $      781     $    1,586
  Accrued clinical costs                                   3,077          3,954
  Accrued compensation                                     1,359            797
  Other accrued liabilities                                  825            923
                                                      -----------    -----------
Total Current Liabilities                                  6,042          7,260

Stockholders' Equity:
  Preferred Stock, par value $.01                              4              -
  Common stock, par value $.0001                              21             19
  Additional paid-in capital                             136,297        110,784
  Accumulated deficit                                   (115,771)       (99,865)
                                                      -----------    -----------
Total Stockholders' Equity                                20,551         10,938
                                                      -----------    -----------

Total Liabilities and Stockholders' Equity            $   26,593     $   18,198
                                                      -----------    -----------
                                                      -----------    -----------


           See accompanying notes to condensed financial statements.

                          SEQUUS PHARMACEUTICALS, INC.
                        CONDENSED STATEMENT OF OPERATIONS
                     (in thousands except per share amounts)
                                   (unaudited)


                                                      Three Months Ended             Six Months Ended
                                                           June 30,                      June 30,

                                                     1995           1994           1995           1994
                                                 ------------   ------------   ------------   ------------
Revenues:

    Net Sales                                    $       156    $       713    $     1,040    $       946
    Royalties and fees                                    30             17             38             40
                                                 ------------   ------------   ------------   ------------
               Total Revenues                            186            730          1,078            986

Expenses:

    Cost of goods sold                                    80            201            275            222
    Research and development                           5,247          6,773         10,729         12,893
    Selling, general and administrative                1,752          1,653          6,193          3,813
                                                 ------------   ------------   ------------   ------------
               Total Expenses                          7,079          8,627         17,197         16,928

Interest income                                          160            211            254            598
Interest expense                                         (21)           (12)           (54)           (14)
                                                 ------------   ------------   ------------   ------------
Interest income, net                                     139            199            200            584

      Net Loss                                   $    (6,754)   $    (7,698)   $   (15,919)   $   (15,358)
                                                 ------------   ------------   ------------   ------------
                                                 ------------   ------------   ------------   ------------


Net loss per common share                        $     (0.33)   $     (0.41)   $     (0.80)   $     (0.81)
                                                 ------------   ------------   ------------   ------------
                                                 ------------   ------------   ------------   ------------


Common and common equivalent shares
used in calculation of loss per share                 20,638         18,933         19,880         18,915
                                                 ------------   ------------   ------------   ------------
                                                 ------------   ------------   ------------   ------------


            See accompanying notes to condensed financial statements.

                          SEQUUS PHARMACEUTICALS, INC.
                        CONDENSED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                          Six Months Ended
                                                                               June 30,
                                                                     ---------------------------
                                                                         1995           1994
                                                                     ------------   ------------
Cash flows from operating activities:


     Net loss                                                        $   (15,919)   $   (15,358)
     Adjustment to reconcile net loss to net cash used by
     operating activities:
          Depreciation and amortization                                      971            870
     Decrease (increase) in assets:

          Trade accounts and interest receivable                             165            177
          Inventories                                                       (120)           (17)
          Prepaid expenses                                                   219            431
          Other assets                                                        (7)             -
     Increase (decrease) in liabilities:



          Accounts payable                                                  (805)          (104)
          Accrued clinical costs                                            (877)           834
          Accrued compensation                                               562           (284)
          Other accrued liabilities                                          (98)            52
                                                                     ------------   ------------
          Net cash used by operating activities                          (15,909)       (13,399)
                                                                     ------------   ------------

Cash flows from investing activities:
     Available for sale securities:
          Purchases                                                       (9,849)       (12,401)
          Sales                                                                -         20,560
          Maturities                                                       9,721          7,679
     Capital expenditures                                                   (415)          (908)
                                                                     ------------   ------------

          Net cash (used) provided by investing activities                  (543)        14,930
                                                                     ------------   ------------

Cash flows from financing activities:
     Sale of common stock                                                 15,486            291
     Sale of preferred stock                                              10,033              -
     Principal payments under capital lease obligations                        -            (18)
                                                                     ------------   ------------
          Net cash provided by financing activities                       25,519            273
                                                                     ------------   ------------
Net increase in cash and cash equivalents
  (carried forward)                                                  $     9,067    $     1,804
                                                                     ------------   ------------

            See accompanying notes to condensed financial statements.

                                   (Continued)
                          SEQUUS PHARMACEUTICALS, INC.
                        CONDENSED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                          Six Months Ended
                                                                               June 30,
                                                                     ---------------------------
                                                                         1995           1994
                                                                     ------------   ------------
Net increase in cash and cash equivalents
  (brought forward)                                                  $     9,067    $     1,804

Cash and cash equivalents at beginning of the period                       5,448          3,073
                                                                     ------------   ------------

Cash and cash equivalents at end of the period                       $    14,515    $     4,877
                                                                     ------------   ------------
                                                                     ------------   ------------




            See accompanying notes to condensed financial statements.

                          SEQUUS PHARMACEUTICALS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  June 30, 1995
                                   (unaudited)

(1)  BASIS OF PRESENTATION

     INTERIM FINANCIAL INFORMATION

     On June 26, 1995 the name of Liposome Technology, Inc. was changed to SEQUUS Pharmaceuticals, Inc.

     In the opinion of management, the accompanying unaudited condensed financial statements of SEQUUS Pharmaceuticals, Inc. ("SEQUUS" or the "Company") contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position as of June 30, 1995, the results of operations for the three and six month periods ended June 30, 1995 and 1994, and the changes in cash flows for the six month periods ended June 30, 1995 and 1994.

     These condensed financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1994, which were filed with the Securities and Exchange Commission on Form 10-K, as amended.


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

     Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. At June 30, 1995, all debt securities are designated as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in stockholders' equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and discounts to maturity. Such amortization is included in interest income along with interest earned. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income.

                          SEQUUS PHARMACEUTICALS, INC.


                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  June 30, 1995
                                   (unaudited)



(2)  INVESTMENTS


     The following is a summary of available-for-sale securities as of June 30, 1995:


                                                                Available-for-Sale Securities
                                                 ---------------------------------------------------------
                                                                   Gross          Gross         Estimated
                                                   Amortized     Unrealized     Unrealized        Fair
                                                     Cost          Gains          Losses          Value
                                                 ------------   ------------   ------------   ------------
     U.S. government obligations                  $    4,451          $   -         $    -       $  4,451
     U.S. corporate debt securities                    1,499              -              -          1,499
     Foreign corporate debt securities                 1,000              -              -          1,000
                                                 ------------   ------------   ------------   ------------
                                                  $    6,950          $   -         $    -       $  6,950
                                                 ------------   ------------   ------------   ------------
                                                 ------------   ------------   ------------   ------------


     During the six months ended June 30, 1995, gross realized gains and losses on sales of securities available-for-sale were immaterial. As of June 30, 1995 the average portfolio duration was approximately 24 days and contractual maturity of the investments did not exceed 9 months.


(3)  PROPERTY AND EQUIPMENT

     Details of the Company's property and equipment are as follows (in thousands):


                                                    June 30,       Dec. 31,
                                                      1995           1994
                                                 ------------   ------------
     Office and laboratory equipment             $     6,380    $     5,952
     Leasehold improvements                            3,940          3,953
     Equipment under capital lease                       356            356
                                                 ------------   ------------
                                                      10,676         10,261

     Less accumulated depreciation
       and amortization                               (7,359)        (6,453)
                                                 ------------   ------------

                                                 $     3,317    $     3,808
                                                 ------------   ------------
                                                 ------------   ------------

                          SEQUUS PHARMACEUTICALS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  June 30, 1995
                                   (unaudited)

(4)  INVENTORIES


     Inventories are stated at the lower of cost (principally first-in, first-out) or market. The principal components of inventory are as follows (in thousands):


                                                    June 30,       Dec. 31,
                                                      1995           1994
                                                 ------------   ------------
     Raw Materials                               $       188    $       268
     Work-in-Progress                                    386            201
     Finished Goods                                      104             89
                                                 ------------   ------------

                                                 $       678    $       558
                                                 ------------   ------------
                                                 ------------   ------------

(5)  STOCKHOLDERS' EQUITY

     On April 13, 1995, and in March 1995, the Company raised an aggregate of $12 million (net proceeds $11.0 million) of equity capital with the sale of 480,000 shares of Series A Convertible Reset Preferred Stock ("convertible reset preferred stock") together with warrants to purchase 808,320 shares of common stock. Each share of convertible reset preferred stock is convertible into common stock at an initial conversion price of $7.425 per share of common stock, representing a ten percent (10%) premium to the closing price of the common stock on March 24, 1995, the date the offering was priced. The convertible reset preferred stock will automatically convert into common stock at the option of the Company, in whole or in part, in the event that the common stock has closed for 20 out of 30 consecutive trading days at a price in excess of approximately $13.00 per share. In the event that the convertible reset preferred stock remains outstanding on March 25, 1996, the conversion price will be reset to the lesser of (i) the initial conversion price and (ii) the lowest 30-day consecutive average closing market price of the common stock in the preceding 12-month period, subject to a floor of $3.713 per share. The warrants have a three-year life and are exercisable at a fixed price of $7.425 pre share of common stock.


     On May 25, 1995, the Company raised $15 million (net proceeds $14.3 million) through a private placement of Units. Each Unit consisted of one share of common stock and a warrant to purchase one-half share of common stock at an exercise price per share of $7.4328. The warrants are only exercisable if the common stock portion of the Unit is held for one year by the warrant holder. The price per Unit was $6.7571. Under the terms of this financing, the investors also receive the first right to negotiate with the Company to participate in the commercial development of the Company's anticancer product, DOXIL-Registered Trademark- (also called DOX-SL), in Brunei, China, Hong Kong, Indonesia, Malaysia, Singapore, Taiwan and Thailand.

ITEM 2.


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

BACKGROUND

The Company is developing proprietary pharmaceutical products for the critical care market, using patented liposome and lipid-based technologies. The Company's strategy is to retain the rights to its key products. Accordingly, SEQUUS is developing the capability to market and sell its products in the U.S. and is establishing collaborative arrangements for the marketing and distribution of its products abroad. The Company currently uses a contract manufacturer for the commercial-scale production of its key products, thus deferring the need to invest in a fixed manufacturing infrastructure and retaining future flexibility.

The Company's near-term product development strategy includes: (i) obtaining approval from the U.S. Food and Drug Administration (FDA) of New Drug Applications (NDAs) for its key products AMPHOTEC-TM-(1) (amphotericin B colloidal dispersion) Injection and DOXIL-Registered Trademark-(2) (pegylated liposomal doxorubicin HCI) Injection and of Market Authorization Application dossiers (MAA) from regulatory agencies in ex-US markets; (ii) completing the full clinical development, registration and expanded labeling of these products for a range of indications; (iii) exploring additional applications for DOXIL technology; and (iv) creating advanced technology for future products.

SEQUUS may choose to license U.S. marketing or co-marketing rights to third parties for selected products and may collaborate with third parties on the development of future products, particularly those involving new therapeutic agents proprietary to such third parties.

In August 1993, the Company signed a distribution agreement with Zeneca Limited ("Zeneca"), a major NYSE-listed (NYSE:ZEN) pharmaceutical and agricultural bioscience company, under which Zeneca will market and sell AMPHOTEC in most European countries. Under the terms of the agreement, the Company received and recognized in the third quarter of 1993 a signing fee and a milestone payment in the amount of $5.25 million which was earned by the Company's receipt of a product license authorizing the sale of AMPHOTEC in the United Kingdom. The Company manufactures and sells AMPHOTEC to Zeneca at a price which, subject to a minimum, reflects the price(s) achieved by Zeneca in the market. The Company will also receive additional milestone payments upon receipt of product licenses in certain other European countries and upon the achievement of certain cumulative sales totals.


In March 1994, SEQUUS and Zeneca announced the expansion of their August 1993 agreement to cover all countries not previously covered with the exception of the United States, Canada, Japan and selected small markets. Subsequently, SEQUUS announced Zeneca's commercial launch of AMPHOTEC in the U.K. in May 1994. For the six months ended June 30, 1995, 76% of the Company's product sales represent sales of AMPHOTEC to Zeneca as compared to 65% for the first half of 1994. A portion of the 1994 and 1995 sales reflect pipeline-filing orders, and future sales levels will depend on the rate at which the product penetrates existing approved markets in the U.K. and Ireland, as well as the timing of additional product approvals in other European countries for which applications have been filed. The Company expects to ship little or no additional product to Zeneca for the remainder of 1995.

In June 1995 the Company responded to questions of the Committee on Proprietary and Medicinal Products (CPMP) concerning AMPHOTEC and has requested a hearing in the fall of 1995 concerning the response. The CPMP is composed of represen-tatives from regulatory bodies of the member European Union (EU) countries.

---------------------------------------
(1) Also known as ABCD and AMPHOCIL
(2) Also called DOX-SL and S-Dox

In the quarter ended June 30, 1995, the Company received approval from Finland to market AMPHOTEC in that country. AMPHOTEC has previously been approved in the United Kingdom and Ireland.

In February 1995, the FDA's Oncologic Drug Advisory Committee (ODAC) recommended that the FDA not approve DOXIL under its regular approval procedures but did recommend that the FDA approve DOXIL under Subpart H of 21 CFR Ch 1 Section
314.500 et seq. Accelerated Approval of New Drugs for Serious or Life-Threatening Illnesses ("FDA Accelerated Approval Procedures"). Under the FDA Accelerated Approval Procedures, such approval, if granted by the FDA, will be subject to the additional requirement that following product launch, the Company continue to study the drug to verify and describe its clinical benefit. Approval by the FDA of the DOXIL NDA is dependent upon numerous factors, including approval of prescribing information, the FDA's inspection and approval of the Company's facilities, processes and procedures related to the development and manufacture of the drug and similar inspection and approval of the Company's suppliers, subcontractors and contract manufacturer. Many of these activities have been completed. Prior to product launch, which SEQUUS is in the process of planning, the Company and the FDA must also reach agreement on the Company's
promotional materials.   There can be no assurance that the DOXIL NDA will be
approved under the FDA Accelerated Approval Procedures or otherwise. Even if DOXIL is approved under FDA Accelerated Approval Procedures, FDA may withdraw approval on an expedited basis following product launch if the Company fails to show due diligence in conducting post-marketing studies or if these studies fail to demonstrate clinical benefit to the FDA's satisfaction.

On June 26, 1995 the Company simultaneously formed SEQUUS Pharmaceuticals, Inc., merged it with Liposome Technology, Inc. and adopted SEQUUS Pharmaceuticals, Inc. as the official name of the corporation. On the same day, the Board of Directors appointed I. Craig Henderson, M.D. as Chief Executive Officer ("CEO") and L. Scott Minick as President and Chief Operating Officer. In addition, Nick
V. Arvanitidis, Ph.D., a founder of the Company who served as Chairman and CEO, retired from the Company and from the Board of Directors on June 26, 1995. Dr. Henderson was subsequently appointed as Chairman of the Board and Mr. Minick was appointed as a Director.



RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1995 AND 1994

During the three months ended June 30, 1995, net sales were $156,000 compared to $713,000 recorded in the second quarter of the prior year of which approximately $500,000 were attributed to AMPHOTEC pipeline fill by Zeneca. The level of future sales to Zeneca depends on the rate of market penetration where AMPHOTEC is approved and additional approvals by other European countries in which applications have been filed. For the remainder of 1995, the Company anticipates little or no sales to Zeneca.


Generally, most of the Company's operating expenses are incurred for research and development (R&D), including preclinical and clinical development required for new pharmaceutical products. The principal items of R&D expense are personnel costs, costs of clinical trials, clinical production and supplies. In the second quarter of 1995, R&D expenses declined by $1,526,000 compared to the same period in 1994 when the Company was conducting extensive clinical activities related to regulatory filings for the Company's DOXIL product. These activities focused primarily on clinical trials of DOXIL in AIDS patients with Kaposi's sarcoma (AIDS-KS). The Company anticipates expenditures for clinical activities will increase later in 1995 as clinical trials for solid tumor cancer are expanded.

Selling, general and administrative expenses (SG&A) increased by $99,000 over the second quarter of the prior year, principally reflecting preparation for the anticipated launch of DOXIL in the United States. If DOXIL receives FDA approval, the Company expects its marketing expenses to increase significantly as it proceeds with the commercialization of DOXIL in the United States.

The Company's net loss for the quarter ended June 30, 1995 decreased to $6.7 million from $7.7 million in the second quarter of 1994. The loss per share was $0.33 compared to $0.41 in the same period of the prior year.

SIX MONTHS ENDED JUNE 30, 1995 AND 1994

During the six months ended June 30, 1995, product revenues were comparable to the same period of the prior year, chiefly due to higher sales in the first quarter of 1995.

R & D costs were lower in the first six months of 1995 than in 1994 by $2.2 million. This is a reflection of heavy spending in 1994 on clinical activities in preparation for regulatory filings for approval of DOXIL in the treatment of refractory AIDS-KS patients. The Company anticipates that clinical activity and R&D spending will increase later in 1995 as clinical trials in solid tumor trials are expanded.

SG&A costs increased $2.4 million in the first six months of 1995 compared to 1994 principally reflecting accrued expenses in connection with termination of the employment of certain officers offset by decreased legal activities due to the settlement of patent related litigation. As the Company proceeds with commercialization of DOXIL in the United States it expects marketing expenses to rise significantly.

The Company's net loss for the six month period ended June 30, 1995 of $15.9 million was an increase of $0.6 million over the first six months of 1994. The loss per share was $0.80 compared to $0.81 in the prior year.


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash, cash equivalents, and short-term and long-term investments at June 30, 1995 were approximately $21.5 million, an increase of $9.2 million from $12.3 million at December 31, 1994. This increase represents principally cash provided by equity financing activities offset by operating expenditures.

The Company's strategy is to fund the preclinical and clinical development of two of its proprietary products, AMPHOTEC and DOXIL, and the continued research and development of additional STEALTH-Registered Trademark- liposome products in the anticancer, antibiotic, anti-inflammatory and other areas. This strategy will require significant operating and capital expenditures including the construction of a pilot production facility which is currently in the planning phase.

During the six months ended June 30, 1995, the Company raised an aggregate of $27.0 million (net proceeds of $25.3 million) from equity financing. On March 31, 1995 and April 13, 1995, the Company raised an aggregate of $12 million (net proceeds of $11.0 million) from a private placement of 480,000 shares of a new issue of Series A Convertible Reset Preferred Stock and warrants to purchase 808,320 shares of common stock. On May 26, 1995 the Company raised $15.0 million (net proceeds of $14.3 million) in a private placement of Units composed of one share of common stock and a warrant to purchase one-half share of common stock; the warrant is only exercisable if the holder retains the associated common stock for one year. See Note 5 of the Notes to Condensed Financial Statements above for a description of the terms of these financings.

The Company believes that at current spending rates its existing cash balances and interest income earned thereon together with revenues from sales will be adequate to fund its planned activities through the fourth quarter of 1995 and intends to seek additional financing if market conditions are favorable. If the Company's products obtain regulatory approval, the Company will need additional financing to support the full commercialization of its products, but no assurance can be given that adequate financing will be available on satisfactory terms, if at all. In this connection the Company filed a shelf registration statement for possible future financings, whether in the context of strategic alliances or otherwise. The registration statement was declared effective on June 15, 1995. The registration statement covers the sale and issuance of up to $50,000,000 of debt securities, common stock, preferred stock and/or warrants to purchase common stock.

RISK FACTORS

HISTORY OF OPERATING LOSSES; NEED FOR ADDITIONAL FINANCING

The Company has incurred losses in each year since its inception and has accumulated approximately $116 million in net losses through June 30, 1995. The Company to date has generated limited revenues. There can be no assurance that SEQUUS' revenues from product sales will be significant or sufficient to fund operations. Owing to expenditures associated with self-funded research, preclinical and clinical programs, marketing expenses and other activities related to seeking regulatory approval and achieving commercialization of its products, the Company expects operating losses to continue for a number of years. Accordingly, additional financing will be required to fund the Company's continuing operations. There can be no assurance that such financing will be available on acceptable terms, if at all. The unavailability of such financing could delay or prevent the development, testing, regulatory approval, manufacturing or marketing of some or all of the Company's products.


DEVELOPING TECHNOLOGY; NO PROOF OF MARKET ACCEPTANCE

Although liposome and lipid-based products have been approved for sale in certain European countries, no therapeutic product based on liposome or lipid-based technology is presently commercially available in the U.S. (although NeXstar Pharmaceuticals, Inc. has received an "approvable" letter from the FDA with respect to a product competitive with DOXIL, as described under "Competition and Technological Change" below). Each of the Company's products must be clinically tested, approved for use by appropriate government agencies and manufactured in commercial quantities before marketing can be undertaken. Unanticipated side effects or unfavorable publicity concerning any product incorporating liposome or lipid-based technologies could have an adverse effect on the Company's ability to obtain physician, patient or third-party payer acceptance and to sell products using the same or similar technology. There can be no assurance as to the Company's ability, or the length of time required, to achieve commercialization of the Company's products or that physicians, patients or third-party payers will accept liposome products as readily as traditional forms of medication or at all.


NO ASSURANCE OF REGULATORY APPROVALS

The production and marketing of the Company's products are subject to rigorous preclinical and clinical testing and approval by the FDA and by comparable agencies in other countries and, to an extent, by state regulatory authorities prior to marketing. The process of conducting clinical trials and obtaining regulatory approval for a product typically takes a number of years and involves substantial expenditures. In addition, product approvals may be withdrawn or limited for noncompliance with regulatory standards or the occurrence of unforeseen problems following initial marketing. The Company has not received regulatory approval in the United States for the commercial sale of any of its principal products. The Company may encounter significant delays or excessive costs in its efforts to secure necessary approvals or licenses. Future federal, state, local or foreign legislative or administrative acts could also prevent or delay regulatory approval of the Company's or its licensees' products. There can be no assurance that the

Company will be able to obtain the necessary approvals for manufacturing or marketing the Company's products or that the clinical data it obtains in clinical studies will be sufficient to establish the safety and effectiveness of its products. Failure to obtain or maintain requisite governmental approvals, or failure to obtain approvals of the clinical intended uses requested, could delay or preclude the Company from further developing particular products or from marketing their products, or limit the commercial use of the products and thereby have a material adverse effect on the Company's liquidity and financial condition. Even if the Company obtains regulatory approval for any particular product, there can be no assurance that it will be economically feasible for the Company to commercialize such product.


DOXIL REGULATORY STATUS. In September 1994, SEQUUS filed an NDA with the FDA seeking approval to market DOXIL for treating AIDS-KS patients who have failed or are intolerant to conventional combination chemotherapy. In February 1994, the ODAC recommended that the FDA not approve DOXIL under its regular approval procedures but did recommend that the FDA approve DOXIL under the FDA Accelerated Approval Procedures. Under the FDA Accelerated Approval Procedures, such approval, if granted by the FDA, will be subject to the additional requirement that following product launch, the Company continue to study the drug to verify and describe its clinical benefit. Approval by the FDA of the DOXIL NDA is dependent upon numerous factors, including approval of prescribing information, the FDA's inspection and approval of the Company's facilities, processes and procedures related to the development and manufacture of the drug and similar inspection and approval of the Company's suppliers, subcontractors and contract manufacturer. Many of these activities have been completed. Prior to product launch, which SEQUUS is in the process of planning, the Company and the FDA must also reach agreement on the Company's promotional materials. There can be no assurance that the DOXIL NDA will be approved on a timely basis, if at all, and under FDA Accelerated Approval Procedures, FDA may withdraw approval on an expedited basis following product launch if the Company fails to show due diligence in conducting post-marketing studies or if these studies fail to demonstrate clinical benefit to the FDA's satisfaction.

In December 1994, the Company submitted MAAs for DOXIL in the EU countries seeking approval to use DOXIL in the first-line treatment of AIDS-KS. The MAA submissions were made in accordance with the CPMP "High Technology List B Concertation Procedures" procedures. Under the List B procedures, a company is allowed to file for marketing approval simultaneously in all EU countries and one EU country acts as "rapporteur" to coordinate the review process. The U.K. Medicines Control Agency (MCA) will act as rapporteur for DOXIL. There can be no assurance that the CPMP, which is composed of representatives from the respective regulatory bodies in the EU countries, will determine that the Company's clinical data have provided evidence of safety and efficacy in humans adequate to support approval or that any of the MAAs will be approved on a timely basis, if at all.


AMPHOTEC REGULATORY STATUS. In June 1995, SEQUUS received marketing approval for AMPHOTEC in Finland after submitting an MAA in that country the previous year. In June 1994, the Company submitted MAAs for AMPHOTEC in Sweden and the 10 EU countries where MAAs had not previously been filed. The submissions were made in accordance with CPMP "Multistate" procedures. In June 1995, the Company responded to a list of questions raised by the member states in October 1994. There can be no assurance that the Company's responses will adequately address the issues raised by the member states, that the CPMP will recommend approval based on the responses, or that any additional member states will approve AMPHOTEC.

The Company continues to prepare an NDA for AMPHOTEC based upon certain data from open label clinical trials. There can be no assurance that the Company's NDA for AMPHOTEC will be accepted for filing by the FDA, that the FDA will determine that the Company's NDA provides sufficient evidence of safety and efficacy in humans adequate to support FDA approval or that the NDA will be approved on a timely basis, or at all.

LIMITED MARKETING AND SALES EXPERIENCE; DEPENDENCE ON THIRD-PARTY DISTRIBUTOR AND AGENTS

Although the Company has recently hired experienced sales personnel, the Company has no experience in marketing and selling products. To date, all of the Company's product revenues have come from sales either to a third-party distributor (Zeneca) or through third-party agents. Ninety-one percent (91%) of the Company's product revenues in fiscal 1994 and 76% of product revenues for the six month period ended June 30, 1995 came from sales of AMPHOTEC to Zeneca. Although the Company believes Zeneca and other third-party distributors or agents would have an economic motivation to succeed in performing their contractual responsibilities, the amount and timing of resources to be devoted to these activities may not be within the control of the Company. There can be no assurance that such parties will perform their obligations as expected or that the Company will derive any revenue from such arrangements. The Company intends to increase the size of its own marketing and sales organization to participate in the marketing and sales of certain of its products. Developing such a marketing and sales organization will require significant additional expenditures, management resources and training time. There can be no assurance that the Company will be able successfully to establish such a marketing and sales organization.

As a consequence of this current dependence on a single customer, and unless and until the Company receives any approvals for and begins to sell DOXIL, the Company's future product revenues are largely dependent on Zeneca's success in selling AMPHOTEC in approved markets, Zeneca's assessment of the timing and likelihood of additional approvals for AMPHOTEC and of Zeneca's assessment of its inventory requirements. There can be no assurance that these or other factors will not lead to substantial fluctuations in the Company's product revenues from period to period.



DEPENDENCE ON THIRD-PARTY MANUFACTURER; MANUFACTURING RISKS

The Company's present manufacturing capabilities are limited and are inadequate for the large-scale production of its products under development. The Company is dependent on Ben Venue Laboratories, Inc. ("Ben Venue"), a U.S. based contract manufacturer, to manufacture commercial-scale quantities of AMPHOTEC and DOXIL pursuant to supply agreements. There can be no assurance, however, that Ben Venue will continue to meet FDA standards for the manufacture of these products. There are only a limited number of other manufacturers with the capability of manufacturing AMPHOTEC and DOXIL, and any alternative manufacturer would require regulatory qualification to manufacture the product which would likely take several months. In the event of any interruption of supply from the contract manufacturer due to regulatory or other causes, there can be no assurance that the Company could make alternative manufacturing arrangements.

To date, the Company and Ben Venue have manufactured fifteen (15) commercial-scale batches of DOXIL, including the three (3) registration batches which are required as part of the FDA's approval process, but there can be no assurance that DOXIL can consistently be produced in accordance with specifications. Similarly, there can be no assurance that the Company will be able to meet routinely its manufacturing goals in a timely manner or to the continuing satisfaction of regulatory agencies.


RAW MATERIALS

Although the Company has supply agreements in place with the suppliers of its key raw materials, the number of alternative qualified suppliers of key raw materials required for the manufacture of AMPHOTEC and DOXIL is limited. There can be no assurance that the Company could make alternative supply arrangements in the event of a supply interruption on commercially reasonable terms, if at all.

COMPETITION AND TECHNOLOGICAL CHANGE

The drugs being developed by the Company compete with existing and new drugs. Many companies, including established pharmaceutical and chemical companies, and university-related entities both in the U.S. and abroad are developing products based on improved drug delivery technologies. Some of these companies are active in liposome and lipid-based research and product development and many have financial and technical resources and production and marketing capabilities substantially greater than those of the Company. In addition, most such companies have had significantly greater experience than the Company in preclinical and clinical development activities and in obtaining regulatory approval to manufacture and market pharmaceutical products. NeXstar Pharmaceuticals, Inc. ("NeXstar"), which incorporates a predecessor company, Vestar, Inc. (Vestar), devotes a significant portion of its resources to liposomal drug delivery. NeXstar has regulatory approval in approximately 18 countries, primarily in Europe, to sell AmBisome, a liposomal amphotericin B product with which SEQUUS expects AMPHOTEC to compete. NeXstar reported AmBisome sales of $14 million in the quarter ended June 30, 1995. The Company believes that NeXstar's wide approval of AmBisome and strong sales of that product may give NeXstar a competitive advantage over AMPHOTEC as it receives regulatory approval, which could have an adverse effect on the Company's sales of AMPHOTEC. NeXstar has received an "approvable" letter from the FDA with respect to its DaunoXome (liposome-based daunorubicin) product for use in first line therapy of AIDS-KS patients with which SEQUUS expect DOXIL to compete. The Liposome Company (TLC) is dedicated primarily to liposomal drug delivery. TLC has submitted an NDA with the FDA and MAAs in several European countries for a liposomal amphotericin B product and has received approval for this product in the UK. SEQUUS believes that competition in all pharmaceutical products and in all forms of drug delivery will continue to be intense. There can be no assurance that other pharmaceutical companies will not develop more effective drug delivery technologies than, or will not produce products superior to, those of the Company.


DEPENDENCE ON KEY PERSONNEL; BUSINESS TRANSITION

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

In addition, the Company experienced management changes among certain high level executive officers in June 1995. See "Background" above. The new management team faces significant challenges in transitioning the Company from research and development to manufacturing and marketing as the Company's products obtain regulatory approval. There can be no assurance that the management team can successfully manage the transition of the Company's business.



PATENTS AND TRADE SECRETS

There has been increasing litigation in the biomedical, biotechnology and pharmaceutical industries with respect to the manufacture, use and sale of new therapeutic products that are the subject of conflicting patent rights. There can be no assurance that any patents owned or controlled by the Company will protect SEQUUS against further infringement litigation or afford commercially significant protection of the Company's technology. The majority of the Company's patents have not yet been tested in court to determine their validity and scope. Moreover, the patent laws of foreign countries differ from those of the U.S. and the degree of protection, if any, afforded by foreign patents may, therefore, be different.


In October 1991, the Company received a letter from TLC alleging that DOXIL infringes two TLC patents (the TLC Patents) relating to lyophilization (freeze-drying) of liposomes. The Company's current DOXIL formulation is not lyophilized and therefore does not infringe the TLC Patents. In addition, the Company had previously asked its patent counsel to review, among other things, the TLC Patents. In September

1991, such counsel delivered an opinion to the Company that, among other things, SEQUUS' doxorubicin products do not infringe any valid claim under either of the TLC Patents. However, no assurance can be given that TLC will not make a claim against SEQUUS with respect to the TLC Patents. In December 1994 in a case involving TLC and Vestar the U.S. District Court in Wilmington, Delaware, found one of the two TLC patents invalid and ordered it revoked.

In November 1991, the Company received a letter from TLC bringing to SEQUUS' attention TLC's U.S. Patent No. 5,059,591 (the '591 Patent) containing claims directed to amphotericin B/sterol compositions and their method of use. Subsequently, SEQUUS' patent counsel delivered an opinion to the Company that, among other things, AMPHOTEC does not infringe any claim of the '591 Patent. However, no assurance can be given that TLC will not make a claim against SEQUUS with respect to the '591 Patent.

The Company has a practice of monitoring patents and other developments in the liposome field. To the extent that the Company becomes aware of patents of other parties which the Company's processes or products might infringe, it is the Company's practice to seek review of such patents by the Company's patent counsel. In accordance with this practice, the Company's patent counsel has reviewed a patent issued to TLC in January 1992 (the Loading Patent) which covers, among other things, a process related to the loading of therapeutic drug into liposomes. The Company's patent counsel has rendered an opinion that infringement of the Loading Patent claims is unlikely to be found, and that the Loading Patent should be held invalid and/or unenforceable on a variety of grounds. The Company continues to proceed in product development in reliance on this opinion. Such opinion does not, however, prevent TLC from commencing litigation to enforce the Loading Patent, and no assurance as to the outcome of such litigation can be given.

The Company's patent counsel has also rendered advice with respect to all other patents which have been referred to such patent counsel that the Company's products do not infringe any valid claim under such patents. Such advice does not, however, prevent any third party from commencing litigation to enforce such patents.

The Company has been required to defend itself in patent litigation in the past and the uncertainties inherent in any other lawsuits that may be commenced in the future with respect to any alleged patent infringement by the Company make the outcome of any such litigation difficult to predict. The Company does not believe that TLC would prevail in any suit it may file with respect to the patents described above and, accordingly, does not believe that any such suit would have a material adverse effect on the Company's operating results. However, there can be no assurance that the Company will be successful in any patent litigation brought by TLC or any other party, and a judgment adverse to the Company in any such litigation could adversely affect the Company.
Moreover, the expense of such litigation may be substantial and could adversely affect the Company, whether or not the Company is successful in such litigation.

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

HEALTH CARE REFORM; UNCERTAINTY OF THIRD-PARTY REIMBURSEMENT

Political, economic and regulatory influences are subjecting the health care industry in the United States to fundamental change. Although Congress has failed to pass comprehensive health care reform legislation to date, the Company anticipates that Congress, state legislatures and the private sector will continue to review and assess alternative health care delivery and payment systems. Potential approaches that have been considered include mandated basic health care benefits, controls on health care spending through limitations on the growth of private health insurance premiums and Medicare and Medicaid spending, the creation of large insurance purchasing groups, price controls on pharmaceuticals and other fundamental changes to the health care delivery system. Legislative debate is expected to continue in the future, market forces are expected to demand reduced costs and SEQUUS cannot predict what impact the adoption of any federal or state health care reform measures or future private sector reform may have on its business.

In both domestic and foreign markets, sales of the Company's potential products, if any, will depend in part on the availability of reimbursement from third-party payors such as government health administration authorities, private health insurers and other organizations. Third-party payors are increasingly challenging the price and cost-effectiveness of medical products and services. Significant uncertainty exists as to the reimbursement status of newly approved health care products. There can be no assurance that the Company's proposed products will be considered cost effective or that adequate third-party reimbursement will be available to enable SEQUUS to maintain price levels sufficient to realize an appropriate return on its investment in product development. Legislation and regulations affecting the pricing of pharmaceuticals may change before the Company's proposed products are approved for marketing and any such changes could further limit reimbursement for medical products and services


VOLATILITY OF STOCK PRICE

The market price of the Common Stock, like the stock prices of many publicly traded biotechnology companies, has been and may continue to be highly volatile. A variety of events, both concerning and unrelated to the Company and the biotechnology industry, such as announcements of technological innovations or new commercial products by the Company or its competitors, governmental regulation, developments relating to regulatory approvals, developments or disputes relating to patent or proprietary rights, as well as period-to-period fluctuations in the Company's financial results, may have a significant negative impact on the market price of the Common Stock. Although the Common Stock trades on the Nasdaq National Market, the trading volume has fluctuated and at times has been quite low. Any large sale of securities of the Company, including any sale of securities under the shelf registration statement described under "Liquidity and Capital Resources" above, could have a significant adverse effect on the market price of the Common Stock.

PART II - OTHER INFORMATION



ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

     10.19 Employment Agreement between the Company and I. Craig Henderson dated June 26, 1995.

     10.20 Employment Agreement between the Company and L. Scott Minick dated June 26, 1995.

     10.21 Amendment dated June 15, 1995 to Memorandum of Agreement between the Company and Nick V. Arvanitidis dated April 3, 1995.

     10.22 Letter Agreement between the Company and Richard D. Mamelok dated June 30, 1995 regarding Dr. Mamelok's separation from the Company.

     27        Financial Data Schedule

(b) Reports on Form 8-K. During the three months ended June 30, 1995, no reports on Form 8-K were filed.

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             SEQUUS PHARMACEUTICALS, INC.
                                             ----------------------------
                                                     (Registrant)





Date:  August 10, 1995                       By: /s/ Donald J. Stewart
                                                 ------------------------
                                                 Donald J. Stewart
                                                 Vice President, Finance
                                             (Principal Accounting Officer)

                                  EXHIBIT INDEX



Exhibit No.    Description
-----------    -----------

10.19 Employment Agreement between the Company and I. Craig Henderson dated June 26, 1995.

10.20 Employment Agreement between the Company and L. Scott Minick dated June 26, 1995.

10.21 Amendment dated June 15, 1995 to Memorandum of Agreement between the Company and Nick V. Arvanitidis dated April 3, 1995.

10.22 Letter Agreement between the Company and Richard D. Mamelok dated June 30, 1995 regarding Dr. Mamelok's separation from the Company.

27             Financial Data Schedule