Form 10-Q
period 1995-09-30
SEQUUS PHARMACEUTICALS INC
filed 1995-11-13
CIK 812444

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

     /X/           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1995

                                       OR

     / /           TRANSITION REPORT PURSUANT TO SECTION 13 OR
                       15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _______________________

                         Commission file number 0-15847

                          SEQUUS PHARMACEUTICALS, INC.
                     (Formerly Liposome Technology, Inc.)
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                        94-3031834
-------------------------------                       -------------------
(State or other jurisdiction of                         (IRS Employer
incorporation or organization)                        Identification No.)

                    960 Hamilton Court, Menlo Park, CA 94025
                    ----------------------------------------
                    (Address of principle executive offices)

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

Yes   X       No
     ---          ---

At November 08, 1995 the number of outstanding shares of the Company's common stock, par value $.0001, was 25,625,911.

                          SEQUUS PHARMACEUTICALS, INC.

                                      INDEX

PART I.  FINANCIAL INFORMATION                                                                        Page No.
                                                                                                      --------
    ITEM 1.      Condensed Financial Statements (unaudited)

                 Condensed Balance Sheet
                 September 30, 1995  and December 31, 1994  . . . . . . . . . . . . . . . . . . . .      1

                 Condensed Statement of Operations for the
                 Three Months and Nine Months Ended September 30, 1995 and 1994 . . . . . . . . . .      2

                 Condensed Statement of Cash Flows for the
                 Nine Months Ended September 30, 1995 and 1994  . . . . . . . . . . . . . . . . . .      3

                 Notes to Condensed Financial Statements  . . . . . . . . . . . . . . . . . . . . .      5

    ITEM 2.      Management's Discussion and Analysis of
                 Financial Condition and Results of Operations  . . . . . . . . . . . . . . . . . .      8

PART II.     OTHER INFORMATION

    ITEM 4.      Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . .    19

    ITEM 6.      Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . .     19

    Signature   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   20

                          SEQUUS PHARMACEUTICALS, INC.
                             CONDENSED BALANCE SHEET
                         (in thousands except par value)
                                  (unaudited)


                                                     September 30,    December 31,
                                                         1995             1994
                                                     -------------    ------------
 ASSETS

 Current Assets:
   Cash and cash equivalents                         $     4,543      $   5,448
   Short-term marketable investments                       8,118          6,309
   Trade accounts and interest receivable                    219            285
   Inventory                                                 938            558
   Prepaid expenses                                          631            922
                                                     -----------      ---------
 Total Current Assets                                     14,449         13,522

 Equipment and improvements, net                           3,380          3,808
 Long-term marketable investments                           --              500
 Other assets                                                264            368
                                                     -----------      ---------
 Total Assets                                        $    18,093      $  18,198
                                                     ===========      =========

 LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities:
   Accounts payable                                  $       684      $   1,586
   Accrued clinical costs                                  2,485          3,954
   Accrued compensation                                    1,316            797
   Other accrued liabilities                                 437            923
                                                     -----------      ---------
 Total Current Liabilities                                 4,922          7,260

 Stockholders' Equity:
   Preferred stock, par value $.01                             5           --
   Common stock, par value $.0001                              2              2
   Additional paid-in capital                            136,886        110,801
   Accumulated deficit                                  (123,722)       (99,865)
                                                     -----------      ---------
 Total Stockholders' Equity                               13,171         10,938
                                                     -----------      ---------

Total Liabilities and Stockholders' Equity           $    18,093      $  18,198
                                                     ===========      =========


           See accompanying notes to condensed financial statements.

                          SEQUUS PHARMACEUTICALS, INC.
                        CONDENSED STATEMENT OF OPERATIONS
                     (in thousands except per share amounts)
                                   (unaudited)

                                               Three Months Ended       Nine Months Ended
                                                 September 30,           September 30,

                                                1995        1994        1995        1994
                                              --------    --------    --------    --------
Revenues:

       Net Sales                              $     33    $  1,455    $  1,073    $  2,401
       Royalties and fees                           53          23          91          63
                                              --------    --------    --------    --------
         Total Revenues                             86       1,478       1,164       2,464

Expenses:

       Cost of goods sold                            4         440         279         662
       Research and development                  5,173       6,237      15,902      19,130
       Selling, general and
          administrative                         3,133       1,687       9,326       5,500
                                              --------    --------    --------    --------
           Total Expenses                        8,310       8,364      25,507      25,292

Net interest and other income                      271         231         471         815
                                              --------    --------    --------    --------

         Net Loss                             $ (7,953)   $ (6,655)   $(23,872)   $(22,013)
                                              ========    ========    ========    ========

Net loss per common share                     $  (0.37)   $  (0.35)   $  (1.17)   $  (1.16)
                                              ========    ========    ========    ========

Common and common equivalent
shares used in calculation of loss per
share                                           21,545      19,008      20,435      18,930
                                              ========    ========    ========    ========



           See accompanying notes to condensed financial statements.

                          SEQUUS PHARMACEUTICALS, INC.
                        CONDENSED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                     Nine Months Ended
                                                                       September 30,
                                                                    --------------------
                                                                      1995        1994
                                                                    --------    --------
Cash flows from operating activities:
        Net loss                                                    $(23,872)   $(22,013)
        Adjustment to reconcile net loss to net cash used by
                 operating activities:
                 Depreciation and amortization                         1,466       1,378
        Decrease (increase) in assets:
                 Trade accounts and interest receivable                   66        (597)
                 Inventories                                            (380)        (22)
                 Prepaid expenses                                        291         573
                 Other assets                                              6        --
        Increase (decrease) in liabilities:
                 Accounts payable                                       (902)       (160)
                 Accrued clinical costs                               (1,469)      1,034
                 Accrued compensation                                    519        (201)
                 Other accrued liabilities                              (486)        496
                                                                    --------    --------
                 Net cash used by operating activities               (24,763)    (19,512)
                                                                    --------    --------

Cash flows from investing activities:
        Available for sale securities:
                 Purchases                                           (17,067)    (12,933)
                 Sales                                                  --        25,560
                 Maturities                                           15,765      10,398
        Capital expenditures                                            (932)     (1,126)
                                                                    --------    --------
                 Net cash (used) provided by investing activities     (2,234)     21,899
                                                                    --------    --------

Cash flows from financing activities:
        Sale of common stock                                          15,052         348
        Sale of preferred stock                                       11,038        --
        Principal payments under capital lease obligations              --           (18)
                                                                    --------    --------
                 Net cash provided by financing activities            26,092         330
                                                                    --------    --------

Net (decrease) increase in cash and cash equivalents
  (carried forward)                                                 $   (905)   $  2,717
                                                                    --------    --------



           See accompanying notes to condensed financial statements.

                                  (Continued)
                          SEQUUS PHARMACEUTICALS, INC.
                       CONDENSED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                       Nine Months Ended
                                                          September 30,
                                                       ------------------
                                                         1995       1994
                                                       -------    -------
Net (decrease) increase in cash and cash equivalents
            (brought forward)                          $  (905)   $ 2,717

Cash and cash equivalents at beginning of the period     5,448      3,073
                                                       -------    -------

Cash and cash equivalents at end of the period         $ 4,543    $ 5,790
                                                       =======    =======



           See accompanying notes to condensed financial statements.

                          SEQUUS PHARMACEUTICALS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               September 30, 1995
                                   (unaudited)

1.       BASIS OF PRESENTATION

         SEQUUS Pharmaceuticals, Inc. (formerly Liposome Technology, Inc.) is engaged in the development of proprietary liposome and lipid-based products to treat life-threatening illnesses. SEQUUS' strategic emphasis is on injectable pharmaceutical products designed to improve the efficacy and reduce the toxicity of selected existing and new drugs used to treat cancer and infectious diseases.

         In the opinion of management, the accompanying unaudited condensed financial statements of SEQUUS contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 1995, and the results of operations for the three months and nine months ended September 30, 1995 and 1994 and cash flows for the nine months ended September 30, 1995 and 1994.

         Although the nature of the business is not seasonal, the results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

2.       CASH AND CASH EQUIVALENTS AND INVESTMENTS

         The Company invests its excess cash principally in government securities and high-grade investment paper. The Company maintains its cash, cash equivalents and investments in several different instruments with various banks and brokerage houses. The diversification of risk is consistent with Company policy to maintain liquidity and ensure the safety of principal.

         Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. At September 30, 1995, all investments are classified as available-for-sale securities and are carried at fair value, with the unrealized gains and losses reported as a component of accumulated deficit. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in net interest and other income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

         The following is a summary of available-for-sale securities as of September 30, 1995:


                                                       AMORTIZED   GROSS UNREALIZED    ESTIMATED
                                                                   ----------------
                                                          COST     GAINS    LOSSES     FAIR VALUE
                                                         ------    -----    -------    ----------
                                                                    (in thousands)
         United States government securities . . . .     $7,118    $  --      $  --      $7,118

         Foreign debt securities . . . . . . . . . .      1,000       --         --       1,000
                                                         ------    -----      -----      ------

                                                         $8,118    $  --      $  --      $8,118
                                                         ======    =====      =====      ======


         The gross realized gains and losses on sales of available-for-sale securities have been immaterial. As of September 30, 1995 the average portfolio duration was approximately 46 days and contractual maturity of the investments did not exceed 90 days.

                          SEQUUS PHARMACEUTICALS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               September 30, 1995
                                   (unaudited)

3.       INVENTORIES

         Inventories are stated at the lower of cost (principally first-in, first-out) or market. The inventory detail at September 30, 1995 and December 31, 1994 is as follows:


                                                 SEPTEMBER 30        DECEMBER 31,
                                                     1995                1994
                                                   --------            --------
                                                           (in thousands)
                            Raw materials . . .    $    398            $    268
                            Work-in-process . .         238                 201
                            Finished goods  . .         302                  89
                                                   --------            --------
                                                   $    938            $    558
                                                   ========            ========



4.       EQUIPMENT AND IMPROVEMENTS:

                                                 SEPTEMBER 30,       DECEMBER 31,
                                                     1995                1994
                                                   --------            --------
                                                          (in thousands)
           Office and laboratory equipment .....   $  7,227            $  6,308
           Leasehold improvements ..............      3,966               3,953
                                                   --------            --------
                                                     11,193              10,261

           Accumulated depreciation and ........     (7,813)             (6,453)
                                                   --------            --------
             amortization ......................   $  3,380            $  3,808
                                                   --------            --------


5.       STOCKHOLDERS' EQUITY

         On March 31, 1995, the Company raised $10.9 million (net proceeds $10.1 million) of equity capital with the sale of 436,000 shares of Series A Convertible Reset Preferred Stock ("Convertible Reset Preferred Stock") together with warrants to purchase 734,000 shares of Common Stock. Each share of Convertible Reset Preferred Stock is convertible into Common Stock at an initial conversion price of $7.425 per share of Common Stock, representing a 10% premium to the closing price of the Common Stock on March 24, 1995, the date the offering was priced. The Convertible Reset Preferred Stock will automatically convert into Common Stock at the option of the Company, in whole or in part, in the event that the Common Stock has closed for 20 out of 30 consecutive trading days at a price in excess of approximately $13.00 per share. This condition for automatic conversion was met as of September 12, 1995, and the Company may elect to convert the Convertible Reset Preferred Stock at any time. In the event that the Convertible Reset Preferred Stock remains outstanding on March 25, 1996, the conversion price will be reset to the lesser of (i) the initial conversion price and (ii) the lowest 30-day consecutive average closing market price of the Common Stock in the preceding 12-month period, subject to a floor of $3.713 per share. In the event of any liquidation, dissolution or winding up of the Company, the holders of the outstanding shares of Convertible Reset Preferred Stock are entitled to receive, prior and in preference to any distribution of any assets or surplus funds of the Company to the holders of Common Stock, an amount equal to $25.00 per outstanding share of Convertible Reset Preferred Stock. The warrants have a three-year life and are exercisable at a fixed rate of $7.425 per share of Common Stock.

                          SEQUUS PHARMACEUTICALS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               September 30, 1995
                                   (unaudited)

         On April 13, 1995, the Company raised an additional $1.1 million (net proceeds of $900,000) of equity capital with the sale of 44,000 shares of Convertible Reset Preferred Stock together with warrants to purchase 74,320 shares of Common Stock. The additional shares of Convertible Reset Preferred Stock were issued under the same terms as those described above.

         On May 25, 1995, the Company raised $15 million (net proceeds $14.2 million) through a private placement of Units. Each Unit consisted of one share of Common Stock and a warrant to purchase one-half share of Common Stock at an exercise price per share of $7.4328. The warrants are only exercisable if the Common Stock portion of the Unit is held for one year by the initial Unit purchaser. The price per Unit was $6.7571. Under the terms of this financing, the investors also receive the first right to negotiate with the Company to participate in the commercial development of the Company's anticancer product, DOXIL, in Brunei, China, Hong Kong, Indonesia, Malaysia, Singapore, Taiwan and Thailand.

         In June 1995, the Company's Board of Directors authorized an additional 2,150,000 shares of Common Stock be reserved for the Company's 1987 Employee Stock Option Plan, 1990 Director Stock Option Plan and the 1987 Consultant Stock Option Plan and an additional 100,000 shares of Common Stock for the Company's Employee Stock Purchase Plan, each subject to stockholder approval. On September 12, 1995, stockholders approved the reservation of these additional shares. Also on September 12, 1995, the Company's stockholders approved an increase in the number of authorized shares of Common Stock from 35,000,000 to 45,000,000.

6.       SUBSEQUENT EVENT

         On October 30, 1995, the Company raised an amount estimated to be approximately $39.8 million (net of offering costs) through a public offering of 3.9 million shares of Common Stock.

ITEM 2.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

OVERVIEW

The Company is a leader in the development and commercialization of liposome and lipid-based biopharmaceutical products primarily to treat cancer and certain fungal infections. The Company has incurred losses in each year since its inception and had accumulated approximately $123.7 million in net losses through September 30, 1995. Although the Company has commenced marketing its first product, AMPHOTEC(TM)1, in the United Kingdom ("U.K.") and has received marketing approval in three additional European countries, the Company expects operating losses to continue for a number of years because of expenditures associated with research, preclinical testing and clinical trials, marketing expenses and other expenses relating to seeking regulatory approvals and commercialization of its products, if approved. The Company also anticipates that clinical activity and research and development spending will increase in 1995 and 1996 as expenditures for clinical trials of DOXIL(R)2 (doxorubicin HCl liposome injection) in solid tumors are increased.

AMPHOTEC has been approved in the U.K. since August 1993, in Ireland since October 1994, in Finland since June 1995, and in Russia since July 1995 for treating systematic fungal infections in patients for whom conventional amphotericin B is contraindicated due to toxicity or renal failure or for whom previous antifungal therapy was unsuccessful. The Company and Zeneca have submitted Marketing Authorization Applications ("MAAs") for AMPHOTEC in 11 other European Union ("EU") countries and similar applications in other countries. The EU submissions were made in accordance with the Committee on Proprietary and Medicinal Products ("CPMP") multistate procedures. On September 13, 1995, the CPMP reviewed the Company's application for AMPHOTEC marketing approval in the EU countries. Germany, France, Spain, Greece and Luxembourg did not accept the MAAs. Subsequently, the Company and Zeneca have withdrawn the application in Germany. Based primarily on the CPMP review, SEQUUS believes national approval will be forthcoming in Austria, Denmark, Italy, The Netherlands, Portugal and Sweden, although the CPMP is an advisory committee only, its vote is not binding on member countries, and there can be no assurance that approvals will be forthcoming on a timely basis, or at all. In addition, the CPMP review indicates that Belgium can approve AMPHOTEC for marketing upon the receipt of additional clinical information, although there can be no assurance that the Company will be able to provide additional data or, if provided, that approval will be forthcoming on a timely basis, or at all. If approvals are received, SEQUUS and Zeneca intend to negotiate pricing in each of these countries, which the Company believes will take as long as six to 12 months or longer following market approval. NeXstar Pharmaceuticals, Inc. ("NeXstar"), a competitor of the Company, has regulatory approval in approximately 18 countries, primarily in Europe, to sell a liposomal amphotericin B product which targets indications similar to those targeted by AMPHOTEC. The Liposome Company ("TLC") recently introduced its liposomal amphotericin B product as the third entrant in the U.K. market at a price substantially below the price of the other lipid-based antifungals. This could have an adverse effect on AMPHOTEC's market penetration. Zeneca has engaged in some price competition, and if increased price competition results, it would have a material adverse effect on the Company's business, financial condition and results of operations.

In August 1993, the Company signed a distribution agreement with Zeneca under which Zeneca will market and sell AMPHOTEC in most European countries. In March 1994, SEQUUS and Zeneca announced the expansion of their August 1993 agreement to cover all countries not previously covered with the exception of the United States, Canada, Japan and selected small markets. SEQUUS announced Zeneca's commercial launch of AMPHOTEC in the U.K. in May 1994. SEQUUS currently is dependent on Zeneca for the distribution of AMPHOTEC, and unless and until the Company receives any approvals for and begins to sell DOXIL, the Company's future revenues are largely dependent upon Zeneca's success in selling AMPHOTEC in approved markets and Zeneca's forecasts of future sales, including such factors


---------------------------------
(1) Also known as ABCD and AMPHOCIL
(2) Also known as DOX-SL and S-Dox
as additional approvals for AMPHOTEC, if any, and inventory requirements. The level of the Company's future sales of AMPHOTEC to Zeneca will depend upon the rate at which the product penetrates the existing approved markets of the U.K., Ireland, Finland and Russia, as well as the timing of additional product approvals in other countries, if any. Sales of AMPHOTEC to date have been below expectations, and Zeneca and the Company have initiated discussions regarding modifications to their agreement. The Company expects to ship no additional product to Zeneca for the remainder of 1995, and may not ship product to Zeneca during the first half of 1996. In addition, the Company may elect to use certain Zeneca inventory for its clinical trials in return for partial credits on future product sales to Zeneca. Additional terms under discussion include the scheduling of regulatory milestone payments, possibly modifying territories in which Zeneca has distribution rights and implementing a mechanism to give Zeneca greater pricing flexibility. It also is possible that other terms of the agreement between the parties will be amended as appropriate. Accordingly, there can be no assurance that Zeneca will elect to maintain distribution rights to AMPHOTEC in any or all markets or that the terms of such rights will remain the same. In addition, the delay in regulatory approvals of AMPHOTEC in the EU countries will affect the timing, and any failure to obtain regulatory approval would affect the receipt, of additional milestone payments from Zeneca. There can be no assurance that these or other factors, including the amount and timing of resources devoted to AMPHOTEC sales by Zeneca, will not lead to substantial fluctuations in the Company's revenues from period to period. Any delays in the receipt, or denial of, marketing approvals or material changes to the terms of the agreement with Zeneca would have a material adverse effect on the Company's business, financial condition and results of operations.

In September 1995, SEQUUS received an approvable letter from the U. S. Food and Drug Administration ("FDA") for DOXIL as a treatment for AIDS-related Kaposi's sarcoma ("KS") patients in whom prior systemic chemotherapy has failed either due to disease progression or unacceptable toxicity ("refractory KS"). The Company expects its marketing and sales expenses to increase significantly as it prepares for and, if FDA approval is received, proceeds with the commercialization of DOXIL in the United States. In the United States, SEQUUS intends to market and sell its products directly, or possibly co-promote them with strategic partners, and the Company has recruited a marketing and sales group of 22 individuals experienced in the sale of pharmaceutical and biopharmaceutical products. In addition, the Company currently uses Ben Venue, a contract manufacturer, for the commercial-scale manufacturing of its products. If certain regulatory approvals are obtained, the Company expects to incur manufacturing scale-up costs in support of expanded production at Ben Venue.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

During the three months ended September 30, 1995, net sales were $33,000 compared to approximately $1.5 million recorded in the third quarter of the prior year of which approximately $1.4 million was attributed to AMPHOTEC pipeline-filling (inventory) by Zeneca. There were no sales to Zeneca in third the quarter 1995 and the level of future sales to Zeneca depends on the rate of market penetration where AMPHOTEC is approved and additional approvals by other European countries in which applications have been filed. For the remainder of 1995, the Company anticipates no additional sales to Zeneca.

Generally, most of the Company's operating expenses are incurred for research and development ("R&D"), including preclinical testing and clinical trials required for new pharmaceutical products. The principal items of R&D expense are personnel costs, costs of clinical trials, clinical production and supplies. In the third quarter of 1995, R&D expenses declined by approximately $1.1 million compared to the same period in 1994 when the Company was conducting extensive clinical activities related to regulatory filings for DOXIL for the treatment of refractory KS. The Company anticipates expenditures for clinical activities will increase in the future as clinical trials for the treatment of solid tumors are expanded.

Selling, general and administrative expenses (SG&A) increased by approximately $1.4 million over the third quarter of the prior year, principally reflecting preparation for the anticipated launch of DOXIL in the United States. If DOXIL receives FDA approval, the Company expects its marketing expenses to increase significantly as it proceeds with the commercialization of DOXIL in the United States.

The Company's net loss for the quarter ended September 30, 1995 increased to $7,953,000 from $6,655,000 in the third quarter of 1994. The loss per share was $0.37 compared to $0.35 in the same period of the prior year.

NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

During the nine months ended September 30, 1995, revenues were approximately $1.2 million, a decrease of approximately $1.3 million from the same period of the prior year. Of this decline, approximately $1.1 million was attributed to lower product sales to Zeneca.

R & D costs were lower in the first nine months of 1995 than in 1994 by $3.2 million. This is a reflection of higher spending in 1994 on clinical activities in preparation for regulatory filings for approval of DOXIL for the treatment of refractory KS. The Company anticipates that clinical activity and R&D spending will increase later in 1995 as clinical trials for the treatment of solid tumors are expanded.

SG&A costs increased $3.8 million in the first nine months of 1995 compared to 1994 principally reflecting preparation for the anticipated launch of DOXIL in the United States and accrued expenses in connection with termination of the employment of certain officers, offset by decreased legal activities due to the settlement of patent related litigation.

The Company's net loss for the nine month period ended September 30, 1995 of $23.9 million was an increase of $1.9 million over the first nine months of 1994. The loss per share was $1.17 compared to $1.16 in the prior year.

INTEREST AND OTHER INCOME

Net interest and other income increased $40,000 compared to the third quarter of 1994 and decreased $344,000 in the nine month period ended September 30, 1995. These changes are a reflection of the average cash balance during the period as well as changing interest rates.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents and marketable investments at September 30, 1995 were approximately $12.7 million compared to $12.3 million at December 31, 1994.

The Company's strategy is to fund from its own cash resources the preclinical and clinical development of two of its proprietary products, AMPHOTEC and DOXIL, and the continued research and development of additional STEALTH(R) liposome products. This strategy will require significant operating and capital expenditures including the construction of a pilot plant facility which is currently in the planning phase.

During the nine months ended September 30, 1995, the Company raised an aggregate of $27.0 million (net proceeds of $25.2 million) from two equity financings. On March 30, 1995 and April 13, 1995, the Company raised an aggregate of $12.0 million (net proceeds of $11.0 million) from a private placement of 480,000 shares of a new issue of Series A Convertible Reset Preferred Stock and warrants to purchase 808,320 shares of Common Stock. On May 25, 1995, the Company raised $15.0 million (net proceeds of $14.2 million) in a private placement of Units composed of one share of Common Stock and a warrant to purchase one-half share of Common Stock; the warrant is only exercisable if the initial Unit purchaser retains the associated Common Stock for one year. See Note 5 of the Notes to the Condensed Financial Statements for a description of the terms of these financings. The Company believes that at planned spending rates its existing cash balances, interest income earned thereon, revenues from operations and the net proceeds of the recently completed public offering will be adequate to fund its planned activities at least through the end of 1996, although it may seek additional financing sooner. There can be no assurance that adequate financing will be available on satisfactory terms, if at all.

On October 30, 1995 the Company realized approximately $39,825,000 (net of offering costs) from a public offering of 3.9 million shares of common stock.

RISK FACTORS

UNCERTAINTY OF MARKET ACCEPTANCE

Even if regulatory approvals are obtained, uncertainty exists as to whether the Company's products will be accepted by the market. The only product marketed by the Company to date is AMPHOTEC, which has been marketed only in the U.K. and which has generated only limited revenues. A number of factors may limit the market acceptance of AMPHOTEC, DOXIL and any other products developed by the Company, including the timing of regulatory approval and market entry relative to competitive products, the availability of alternate therapies, the price of the Company's products relative to alternative therapies, the availability of third-party reimbursement and the extent of marketing efforts by third-party distributors or agents retained by the Company. No therapeutic product based on liposome or lipid-based technology is presently commercially available in the United States. As a result, unanticipated side effects or unfavorable publicity concerning any product incorporating liposome or lipid-based technologies could have an adverse effect on the Company's ability to obtain physician, patient or third-party payor acceptance and to sell the Company's products. There can be no assurance of the Company's ability, or the length of time required, to achieve commercialization of the Company's products or that physicians, patients or third-party payors will accept liposome products or any of the Company's products as readily as traditional forms of medication or at all.

UNCERTAINTY OF PRODUCT DEVELOPMENT

The development of new pharmaceutical products is subject to a number of significant risks. Potential products that appear to be promising at various stages of development may not receive regulatory approval, reach the market or achieve widespread use for a number of reasons. For example, DOXIL is being clinically tested in various types of solid tumors. Although the Company believes that preliminary results suggest activity in some but not all of these tumors, these results are not conclusive nor are they predictive of future results. Moreover, even when a drug does demonstrate activity, this does not mean that it will prove sufficiently effective to be better than existing therapies. The reasons for a product not being successful include the possibilities that the potential products will be found insufficiently effective or unduly toxic during preclinical testing or clinical trials, fail to receive necessary regulatory approvals, be difficult to manufacture on a large scale, be uneconomical to market or not achieve market acceptance, be inferior or significantly later to market than competing products or be precluded from commercialization by proprietary rights of third parties.

There are a number of challenges the Company must address successfully to develop commercial products in each of its development programs. The Company's potential products will require significant additional research and development efforts, including process development and significant additional clinical testing, prior to any commercial use. There can be no assurance that the Company will successfully address any of these technological challenges, or others that may arise in the course of development. In addition, the Company may not have sufficient resources to commercialize new products successfully.

Successful product development requires, among other things, the design and completion of clinical trials. The rate of completion of the Company's clinical trials is dependent upon, among other factors, the rate of patient enrollment. Patient enrollment is a function of many factors, including the size of the patient population, the nature of the protocol, the Company's ability to manage the clinical trial, the proximity of patients to clinical sites and the eligibility criteria for the study. Several factors, such as delays in planned patient enrollment may result in increased costs and delays, or termination of clinical trials prior to completion, which could have a material adverse effect on the Company's business, financial condition and results of operations.

COMPETITION

The drugs being developed by the Company compete with existing and new drugs being created by pharmaceutical, biopharmaceutical and biotechnology companies. Many of these companies, as well as university-related entities, both in the United States and abroad are developing products based on improved drug delivery technologies as well as novel therapeutics for the treatment of cancer, infectious diseases and other indications targeted by the Company. Some of these companies are active in the development of liposome and lipid-based research and product development and many have financial and technical resources and production and marketing capabilities substantially greater than those of the Company. In addition, most such companies have significantly greater experience than the Company in preclinical and clinical development activities and in obtaining regulatory approval to manufacture and market biopharmaceutical products.

The Company's two principal competitors in liposomal drug delivery are NeXstar and TLC. NeXstar has regulatory approval for its liposomal amphotericin B product in approximately 18 countries, primarily in Europe, and its product, therefore, at present has a marketing advantage over AMPHOTEC, which has approvals in four European countries and received those approvals after its competitor. NeXstar reported sales of approximately $26.2 million in the six months ended June 30, 1995, as compared to approximately $1.0 million by the Company. In both cases, sales represent primarily revenues received for amphotericin B products. TLC has submitted a NDA to the FDA and Market Authorization Applications ("MAAs") in several European countries for a liposomal amphotericin B product and has received approval for this product in the U.K. TLC recently introduced its liposomal amphotericin B product as the third entrant in the U.K. market at a price substantially below the price of NeXstar's and SEQUUS' lipid-based antifungals. This could have an adverse effect on AMPHOTEC's market penetration. Zeneca, the Company's distributor of AMPHOTEC, has engaged in some price competition, and if increased price competition results, it would have a material adverse effect on the Company's business, financial condition and results of operations.

NeXstar has received an approvable letter from the FDA with respect to its liposome-based daunorubicin product for use in first line therapy of KS. Approval as a first line treatment may give it a competitive advantage over DOXIL which has received an approvable letter for treatment of refractory KS. Neither product has received approval to be marketed in the United States. To the extent either company receives approval first, that company may enjoy a significant competitive advantage. If physicians prescribe DOXIL for first line therapy, DOXIL's limited approval may restrict reimbursement by certain third-party payors.

SEQUUS believes that competition in all pharmaceutical products and in all forms of drug delivery will continue to be intense. There can be no assurance that other pharmaceutical companies will not develop more effective therapeutics or drug delivery technologies than those of the Company or will not market and sell their products more effectively than the Company.

UNCERTAINTY OF PHARMACEUTICAL PRICING AND REIMBURSEMENT

The Company's business may be materially adversely affected by the continuing efforts of worldwide governmental and third-party payors to contain or reduce the costs of health care in general and drugs in particular. For example, in most foreign markets, including markets the Company is seeking to enter, pricing of prescription pharmaceuticals is subject to government pricing control. In these markets, once marketing approval is received, pricing negotiation could take as long as another six to 12 months or longer. In the United States, there has been, and the Company expects that there will continue to be, a number of federal and state proposals to implement similar government pricing control. In addition, an increasing emphasis on managed care and consolidation of hospital purchasing in the United States has and will continue to put pressure on pharmaceutical pricing. Such initiatives and proposals, if adopted, could decrease the price that the Company receives for any products it may develop and sell in the future and thereby have a material adverse effect on the Company's business, financial condition and results of operations. Further, to the extent that such proposals or initiatives have a material adverse effect on pharmaceutical companies that are collaborators or prospective collaborators for certain of the Company's potential products, the Company's ability to commercialize its potential products may be materially adversely affected. In addition, price competition may result from competing product sales, attempts to gain market share or introductory pricing schemes, which would have a material adverse effect on the Company's business, financial condition and results of operations.

The Company's ability to commercialize biopharmaceutical products may depend in part on the extent to which reimbursement for such products and related treatments will be available from government health administration authorities, private health insurers and other third-party payors. Significant uncertainty exists as to the reimbursement status of newly approved health care products, and third-party payors are increasingly challenging the prices charged for medical products and services. There can be no assurance that any third- party insurance coverage will be available to patients for any products developed by the Company. Government and other third-party payors are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement for new therapeutic products, and by refusing, in some cases, to provide coverage for off-label uses of approved products, i.e., uses for indications as to which the FDA has not granted marketing approval. Moreover, reimbursement may be denied even for FDA- approved indications. If adequate coverage and reimbursement levels are not provided by the government and third-party payors for the Company's products, the Company's business, financial condition and results of operations would be materially adversely affected.

NO ASSURANCE OF REGULATORY APPROVALS

The production and marketing of the Company's products are subject to rigorous manufacturing requirements, preclinical testing and clinical trials and approval by the FDA, by comparable agencies in other countries and by state regulatory authorities prior to marketing. The process of conducting clinical trials and obtaining regulatory approval for a product typically takes a number of years and involves substantial expenditures. In addition, product approvals may be withdrawn or limited for noncompliance with regulatory standards or the occurrence of unforeseen problems following initial marketing. The Company has not received regulatory approval in the United States for the commercial sale of any of its principal products. The Company may encounter significant delays or excessive costs in its efforts to secure and maintain necessary approvals or licenses. Future federal, state, local or foreign legislative or administrative acts could also prevent or delay regulatory approval of the Company's or its licensees' products. There can be no assurance that the Company will be able to obtain or maintain the necessary approvals for manufacturing or marketing the Company's products for current or expanded indications or that the data it obtains in clinical trials will be sufficient to establish the safety and efficacy of its products. Even if the Company obtains regulatory approval for any particular product, there can be no assurance that it will be economically feasible for the Company to commercialize such product. In addition, identification of certain side effects after a drug is on the market or the occurrence of manufacturing problems could cause subsequent withdrawal of approval, reformulation of the drug, additional preclinical testing or clinical trials, and changes in labeling of the product. Failure to obtain or maintain requisite governmental approvals, failure to obtain approvals of the clinically intended uses or the identification of side effects could delay or preclude the Company from further developing particular products or from marketing its products, or could limit the commercial use of its products, which would have a material adverse effect on the Company's business, financial condition and results of operations.

DOXIL Regulatory Status

In September 1995, SEQUUS received a FDA approvable letter for DOXIL as a treatment for refractory KS in accordance with the FDA's procedures for Accelerated Approval of New Drugs for Serious or Life-Threatening Illnesses. The FDA may approve the marketing of DOXIL upon the satisfactory responses by the Company and its supplier of doxorubicin to items regarding labeling and chemistry, manufacturing and control. SEQUUS recently submitted a response to the items raised by the FDA in the approvable letter and will work with its supplier to assist the supplier in responding to certain chemistry items. The Company cannot control the responses of its supplier to the FDA or the timing of such responses, and there can be no assurance that such responses will be adequate to meet the FDA's requirements or as to how long it will take to satisfy such requirements. Accelerated approval regulations require that an applicant study an investigational drug following product launch to verify and describe the drug's clinical benefit. In the letter, the FDA acknowledged SEQUUS' commitment to a post-marketing clinical trial designed to meet accelerated approval requirements. There can be no assurance that final approval will be granted on a timely basis, if at all, and under FDA accelerated approval regulations, the FDA may withdraw approval following product launch if the Company fails to show due diligence in conducting a post- marketing clinical trial or if this clinical trial fails to demonstrate clinical benefit to the FDA's satisfaction. There can be no assurance that the Company will be able to conduct a satisfactory post-marketing clinical trial.

The Company has submitted MAAs for DOXIL in 15 EU countries seeking approval to use DOXIL in the first line treatment of KS. There can be no assurance that the CPMP, which is composed of representatives from the respective regulatory bodies in the EU countries, will determine that the Company's clinical data have provided evidence of safety and efficacy in humans adequate to support approval or that any of the MAAs will be approved on a timely basis, if at all.

AMPHOTEC Regulatory Status

SEQUUS has received marketing approval for AMPHOTEC in the U.K., the Republic of Ireland ("Ireland"), Finland and Russia for treating systemic fungal infections in patients for whom conventional amphotericin B is contraindicated due to toxicity or renal failure or for whom previous antifungal therapy was unsuccessful. The Company and Zeneca have submitted MAAs for AMPHOTEC in 11 other EU countries and similar applications in other countries. The EU submissions were made in accordance with CPMP multistate procedures. On September 13, 1995, the CPMP reviewed the Company's application for product marketing approval. Germany, France, Spain, Greece and Luxembourg did not accept the MAAs. Subsequently, the Company and Zeneca have withdrawn the application in Germany. Based primarily on the CPMP review, SEQUUS believes national approvals will be forthcoming in Austria, Denmark, Italy, The Netherlands, Portugal and Sweden, although the CPMP is an advisory committee only, its vote is not binding on member countries, and there can be no assurance that approvals will be forthcoming on a timely basis, or at all. In addition, the CPMP review indicates that Belgium can approve AMPHOTEC for marketing upon the receipt of additional clinical information, although there can be no assurance that the Company will be able to provide additional data or, if provided, that approval will be forthcoming on a timely basis, or at all. If approvals are received, SEQUUS and Zeneca intend to negotiate pricing in each of these countries, which the Company believes will take as long as six to 12 months or longer following marketing approval.

The Company continues to prepare a NDA for AMPHOTEC based upon certain data from open label clinical trials. There can be no assurance that the Company's NDA for AMPHOTEC will be accepted for filing by the FDA, that the FDA will determine that the Company's NDA provides sufficient evidence of safety and efficacy in humans to support FDA approval or that the NDA will be approved on a timely basis, or at all.

DEPENDENCE ON THIRD-PARTY DISTRIBUTOR AND AGENTS; LIMITED MARKETING AND SALES EXPERIENCE

In 1994, all of the Company's product revenues came from sales either to a third-party distributor (Zeneca) or through third-party agents. Ninety-one percent (91%) of the Company's product revenues in fiscal 1994 and 74% of product revenues for the nine-month period ended September 30, 1995 came from sales of AMPHOTEC to Zeneca. As a consequence of this current dependence on Zeneca for the distribution of AMPHOTEC, and unless and until the Company receives any approvals for and begins to sell DOXIL, the Company's future revenues are largely dependent on Zeneca's success in selling AMPHOTEC in approved markets and Zeneca's forecasts of future sales, including such factors as timing of additional approvals for AMPHOTEC, if any, and inventory requirements. The level of the Company's future sales of AMPHOTEC to Zeneca will depend upon the rate at which the product penetrates the existing approved markets of the U.K., Ireland, Finland and Russia, as well as the timing of additional approvals in other countries, if any. Sales of AMPHOTEC to date have been below expectations, and Zeneca and the Company have initiated discussions regarding modifications to their agreement. The Company expects to ship no additional product to Zeneca for the remainder of 1995, and may not ship product to Zeneca during the first half of 1996. In addition, the Company may elect to use certain Zeneca inventory for its clinical trials in return for partial credits on future product sales to Zeneca. Additional terms under discussion include the scheduling of regulatory milestone payments, possibly modifying the territories in which Zeneca has distribution rights and implementing a mechanism to give Zeneca greater pricing flexibility. It also is possible that other terms of the agreement between the parties will be amended as appropriate. Accordingly, there can be no assurance that Zeneca will elect to maintain distribution rights to AMPHOTEC in any or all markets or that the terms of such rights will remain the same. In addition, the delay in regulatory approvals of AMPHOTEC in the EU countries will affect the timing, and any failure to obtain regulatory approval would affect the receipt, of additional milestone payments from Zeneca. There can be no assurance that these or other factors, including the amount and timing of resources devoted to

AMPHOTEC sales by Zeneca, will not lead to substantial fluctuations in the Company's revenues from period to period. Any delays in the receipt, or denial, of marketing approvals or material changes to the terms of the agreement with Zeneca would have a material adverse effect on the Company's business, financial condition and results of operations.

If FDA approvals are obtained in the United States, the Company expects to market and sell its products directly, or possibly co- promote them with strategic partners. In this regard, the Company has hired a sales force experienced in the sale of pharmaceutical and biotechnology products of 22 individuals in anticipation of FDA approval to market DOXIL to physicians, hospitals and clinics, including managed care providers. The Company intends to increase the size of this staff if warranted. Developing such a marketing and sales organization will require significant additional expenditures, management resources and time. The Company has no experience marketing and selling its products. In addition, the loss of certain key sales personnel would delay and adversely affect the sales effort and would have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to implement its marketing plan successfully. If the Company enters into any marketing partnerships in the United States, such as those currently under consideration, this would significantly reduce the Company's margins on these products. There can be no assurance that the Company will be able to establish such a marketing and sales organization successfully or manage its marketing organization successfully.

PRODUCT LIABILITY

Testing, manufacturing, marketing and use of the Company's products will entail substantial risk of product liability. The Company currently maintains product liability insurance in an amount of $5.0 million per occurrence and $5.0 million in the aggregate. A single product liability claim could exceed the $5.0 million coverage limit, and there is a possibility of multiple claims. There can be no assurance that the amount of insurance the Company has obtained against the risk of product liability will be adequate, that the amount of such insurance can be renewed or that the amount and scope of any coverage obtained will be adequate to protect the Company in the event of a successful product liability claim. The Company's business could be materially adversely affected by one or more successful product liability claims.

In addition, if the Company receives approval to sell its products commercially in the United States, the Company will have significantly greater risk in connection with product liability claims due to the greater frequency of lawsuits and higher claims paid in courts in the United States as opposed to most other countries. The Company is required by governmental regulations to test its products even after they have been sold and used by patients. As a result of such tests, the Company may be required to, or may determine that it should, recall products when most of such products have already been sold. Such later testing and product recalls may increase the Company's potential exposure to product liability claims.

DEPENDENCE ON THIRD-PARTY MANUFACTURER; MANUFACTURING RISKS

The Company's present internal manufacturing capabilities are limited to producing products for preclinical development. The Company is dependent on Ben Venue Laboratories, Inc. ("Ben Venue"), a United States-based contract manufacturer, to manufacture commercial- scale quantities of AMPHOTEC and DOXIL pursuant to supply agreements. Under these agreements the Company has agreed to indemnify Ben Venue against certain liabilities. As of September 1995, the Company and Ben Venue have manufactured 13 commercial-scale batches of DOXIL, including the three registration batches which are required as part of the FDA's NDA approval process. There can be no assurance that Ben Venue will continue to meet FDA or product specification standards or that the Company's manufacturing goals can be met in a consistent and timely manner. There is only a limited number of other manufacturers with the capability of manufacturing AMPHOTEC and DOXIL, and any alternative manufacturer would require regulatory qualification to manufacture the product which would likely take several months. The Company has not qualified alternative manufacturers for its products. In the event of any interruption of supply from the contract manufacturer due to regulatory or other causes, there can be no assurance that the Company could make alternative manufacturing arrangements on a timely basis, if at all. Such an interruption would have a material adverse effect on the Company's business, financial condition and results of operations.

The Company relies on certain suppliers of key raw materials to provide an adequate supply of such materials for production of finished products. Certain materials are purchased from single sources. In particular, amphotericin B and doxorubicin are currently each supplied to the Company by single sources, and the number of alternative sources is severely limited. For example, the Company has a five-year, sole-source supply agreement with Meiji Seika Pharma International Ltd. ("Meiji Seika") to supply the Company with doxorubicin for DOXIL. There can be no assurance that the doxorubicin supplied under the agreement will meet FDA requirements applicable to DOXIL, which could delay or prevent future sales of DOXIL, if any, by the Company. Although the Company has supply agreements in place with the suppliers of its key raw materials, the number of alternative qualified suppliers of key raw materials required for the manufacture of AMPHOTEC and DOXIL is limited. The disqualification or loss of a sole source supplier could have a material adverse effect on the Company because of a delay or inability in obtaining and qualifying an alternate supplier and the costs associated with such delay and in finding and qualifying an alternate supplier. Regulatory requirements applicable to pharmaceutical products tend to make the substitution of suppliers costly and time consuming. The unavailability of adequate commercial quantities, the loss of a supplier's regulatory approval, the inability to develop alternative sources, a reduction or interruption in supply or a significant increase in the price of materials could have a material adverse effect on the Company's ability to manufacture and market its products and its results of operations.

PATENTS AND TRADE SECRETS

There has been increasing litigation in the biomedical, biotechnology and pharmaceutical industries with respect to the manufacture, use and sale of new therapeutic products that are the subject of conflicting patent rights. A substantial number of patents relating to liposomes have been issued to, or are controlled by, other public and private entities, including academic institutions. In addition, others, including competitors of SEQUUS, may have filed applications for, or may have been issued patents or may obtain additional patents and proprietary rights relating to products or processes competitive with those of SEQUUS. The patent positions of pharmaceutical, biopharmaceutical, biotechnology and drug delivery companies, including SEQUUS, are uncertain and involve complex legal and factual issues. Additionally, the coverage claimed in a patent application can be significantly reduced before the patent is issued. As a consequence, the Company does not know whether any of its patent applications will result in the issuance of patents or whether any of the Company's patents will provide significant proprietary protection or will be circumvented or invalidated. Since patent applications in the United States are maintained in secrecy until patents issue, and since publication of discoveries in the scientific or patent literature often lag behind actual discoveries, the Company cannot be certain that it was the first inventor of inventions covered by its pending patent applications or that it was the first to file patent applications for such inventions. Moreover, the Company may have to participate in interference proceedings to determine priority of invention, which could result in substantial cost to the Company, even if the eventual outcome is favorable to the Company. There can be no assurance that any patents owned or controlled by the Company will protect SEQUUS against infringement litigation or afford commercially significant protection of the Company's technology. Almost none of the Company's patents has been tested in court to determine their validity and scope. Moreover, the patent laws of foreign countries differ from those of the United States and the degree of protection, if any, afforded by foreign patents may, therefore, be different.

In November 1991, the Company received a letter from TLC bringing to SEQUUS' attention TLC's United States Patent No. 5,059,591 (the "'591 Patent") containing claims directed to amphotericin B/sterol compositions and their method of use. Subsequently, SEQUUS' patent counsel delivered an opinion to the Company that, among other things, AMPHOTEC does not infringe any valid claim of the '591 Patent. However, no assurance can be given that TLC will not make a claim against SEQUUS with respect to the '591 Patent, which could have a material adverse effect on the Company's ability to commercialize AMPHOTEC.

The Company has a practice of monitoring patents and other developments in the liposome field. To the extent that the Company becomes aware of patents of other parties which the Company's processes or products might infringe, it is the Company's practice to seek review of such patents by the Company's patent counsel. With respect to the Company's DOXIL product, the Company is aware of TLC's United States Patent No. 5,077,056 relating to the loading of therapeutic drugs into liposomes. The Company's patent counsel has rendered an opinion that its DOXIL product would not infringe any valid claim of this patent. The Company is also aware of TLC's United States Patent No. 5,008,050 relating to reducing liposome size by extrusion, and NeXstar's United States Patent No. 5,435,989 relating to targeting of liposomes to solid tumors. The Company's patent counsel has rendered an opinion that its DOXIL product would not infringe any valid claim of either of these patents. In addition, the Company is aware of certain patents covering lyophilization of liposomes. Neither of the Company's principal products involves the lyophilization of liposomes.

Generally, the Company refers patents to its patent counsel for review. Even if the Company's patent counsel renders advice that the Company's products do not infringe any valid claim under such patents, there can be no assurance that any third party will not commence litigation to enforce such patents or that the Company will not incur substantial expense, or that it will prevail, in any patent litigation.

The Company has been required to defend itself in patent litigation in the past and the uncertainties inherent in any other lawsuit that may be commenced in the future with respect to any alleged patent infringement by the Company make the outcome of any such litigation difficult to predict. The Company may decide to pay a royalty or make other concessions to settle a patent dispute. In the event of litigation, there can be no assurance that the Company will be successful. A judgment adverse to the Company in any such litigation could materially adversely affect the Company's business, financial condition and results of operations, and the expense of such litigation may be substantial, whether or not the Company is successful in such litigation.

The Company relies on unpatented trade secrets and proprietary know-how to protect certain aspects of its production and lipid purification technologies and other proprietary information. Although SEQUUS has entered into confidentiality agreements with its employees, consultants, representatives and other business associates, there can be no assurance that trade secrets and know-how will remain undisclosed or that similar trade secrets or know-how will not be independently developed by others.

HISTORY OF OPERATING LOSSES; NEED FOR ADDITIONAL FINANCING

The Company has incurred losses in each year since its inception and has accumulated approximately $123.7 million in net losses through September 30, 1995. The Company to date has generated limited revenues. There can be no assurance that revenues from product sales will be significant or sufficient to fund operations. Owing to expenditures associated with self-funded research, preclinical and clinical programs, marketing expenses and other activities related to seeking regulatory approval and achieving commercialization of its products, the Company expects operating losses to continue for at least several years. Additional financing is likely to be required to fund the Company's continuing operations and product and business development activities in the form of debt or equity securities or bank financing. There can be no assurance that such financing will be available on acceptable terms, if at all. The unavailability of such financing could delay or prevent the development, testing, regulatory approval, manufacturing or marketing of some or all of the Company's products and could have a material adverse effect on the Company.

DEPENDENCE ON KEY PERSONNEL; MANAGEMENT TRANSITION

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

In the summer of 1995, the Board of Directors appointed I. Craig Henderson, M.D. as Chairman of the Board and Chief Executive Officer and L. Scott Minick as President, Chief Operating Officer and a director of the Company. In addition, Nick V. Arvanitidis, Ph.D., a founder of the Company who served as Chairman and Chief Executive Officer, retired from the Company and from the Board of Directors; Peter V. Leigh resigned his position as Vice President and Chief Financial Officer; and Richard E. Mamelok, M.D. resigned his position as Vice President and Medical Director. The new management team will face significant challenges in transitioning the Company from research and development to manufacturing and marketing if the Company's products obtain regulatory approval. There can be no assurance that the management team can successfully manage the transition of the Company's business.

HAZARDOUS MATERIALS

As with many biopharmaceutical companies, the Company's research and development involves the controlled use of hazardous materials and chemical compounds. There can be no assurance that the Company's safety procedures for handling and disposing of such materials will comply with the standards prescribed by federal, state and local regulations or that it will not be subject to the risk of accidental contamination or injury from these materials. In the event of such an accident, the Company could be held liable for any damages that result and any such liability could materially adversely affect the Company's business, financial condition and results of operations.

VOLATILITY OF STOCK PRICE

The market price of the Common Stock, like the stock prices of many publicly traded biopharmaceutical companies, has been and may continue to be highly volatile. A variety of events, both concerning and unrelated to the Company and the biopharmaceutical industry, such as the level of sales of the Company's products, problems with clinical development of the Company's potential products, announcements of technological innovations, regulatory developments or new commercial products by the Company or its competitors, government regulation, delays or other developments relating to regulatory approvals, developments or disputes relating to patent or proprietary rights, product liability claims, as well as period-to-period fluctuations in the Company's financial results, may have a significant negative impact on the market price of the Common Stock. Although the Common Stock trades on the Nasdaq National Market, the trading volume has fluctuated and at times has been quite low. Any large sale of securities of the Company could have a significant adverse effect on the market price of the Common Stock.

PART II - OTHER INFORMATION

ITEM 4.

Submission of Matters to a Vote of Security Holders
---------------------------------------------------
     The Company held its Annual Meeting of Stockholders on September 12, 1995. At the meeting, the stockholders considered the items described below:

     Each of the nominees for election as a director was elected as follows:

                                Number of Votes Cast
                                --------------------
         Name                   For             Against           Abstain
         ----                   ---             -------           -------

I. Craig Henderson, M.D.     17,952,802            --             453,590
L. Scott Minick              17,950,886            --             455,506
Robert G. Faris              17,943,527            --             462,865
Richard C.E. Morgan          17,953,027            --             453,365
E. Donnall Thomas, M.D.      17,952,127            --             454,265

     The stockholders voted to approve an amendment to the Company's Certificate of Incorporation to increase the number of shares of Common Stock authorized from 35,000,000 to 45,000,000. The amendment was approved by a vote of 17,439,779 shares for, 771,772 shares against and 69,460 shares abstaining.

     The stockholders voted to approve amendments to the Company's 1987 Employee Stock Option Plan to increase the number of shares reserved for issuance from 3,350,000 to 5,000,000 and to impose an annual limit on the number of shares with respect to which awards may be made to any one participant. The amendments were approved by a vote of 8,376,691 shares for, 3,927,976 shares against and 78,037 shares abstaining.

     The stockholders voted to approve an amendment to the Company's 1990 Director Stock Option Plan to increase the number of shares reserved for issuance from 350,000 to 600,000. The amendment was approved by a vote of 9,371,025 shares for, 3,234,832 shares against and 89,897 shares abstaining.

     The stockholders voted to approve an amendment to the Company's Employee Stock Purchase Plan to increase the number of shares reserved for issuance from 150,000,000 to 250,000. The amendment was approved by a vote of 11,886,143 shares for, 740,282 shares against and 69,329 shares abstaining.

ITEM 6.

Exhibits and Reports on Form 8-K

(a)      Exhibits.

27       Financial Data Schedule

(b) Reports on Form 8-K. During the three months ended September 30, 1995, no reports on Form 8-K were filed. On October 13, 1995, the Company filed a Report on Form 8-K in connection with the public offering of
         3.9 million shares of Common Stock.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  SEQUUS PHARMACEUTICALS, INC.
                                                 -----------------------------
                                                        (Registrant))


Date:  November 13, 1995                      By:  /s/ Donald J. Stewart
                                                 -----------------------------
                                                 Donald J. Stewart
                                                 Vice President, Finance
                                                  (Principal Accounting Officer)

                                 EXHIBIT INDEX


27     Financial Data Schedule