Form 10-K
period 1995-12-31
SEQUUS PHARMACEUTICALS INC
filed 1996-04-01
CIK 812444

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)

   [X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1995
                                       OR

   [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to __________
                         Commission file number 0-15847

                          SEQUUS PHARMACEUTICALS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                          94-3031834
- -------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

960 Hamilton Court, Menlo Park, CA          94025
- ----------------------------------------    ----------
(Address of principal executive offices)    (Zip Code)

       Registrant's telephone number, including area code: (415) 323-9011

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 Par Value
                          -----------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                     ---   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock on the Nasdaq National Market on January 31, 1996, was $487,060,000. Solely for the purposes of this calculation, each officer and director of the registrant is deemed to be an affiliate.

The number of shares of Common Stock outstanding as of January 31, 1996, was 26,845,494.

                       DOCUMENTS INCORPORATED BY REFERENCE

           Document                                               Form 10-K Part
           --------                                               --------------

Portions of registrant's definitive
Proxy Statement to be filed with the
Securities and Exchange Commission on or
prior to April 29, 1996 and to be used
in connection with the Annual Meeting of
Stockholders.                                                           III

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

        SEQUUS Pharmaceuticals, Inc. ("SEQUUS" or the "Company") is a leader in the development, manufacture, marketing and sale of liposome and lipid-based biopharmaceutical products primarily to treat cancer and certain fungal infections. In November 1995, SEQUUS received marketing clearance from the U.S. Food and Drug Administration ("FDA") for its proprietary anticancer drug DOXIL(R) (doxorubicin HCl liposome injection) product for the treatment of Kaposi's sarcoma ("KS") in AIDS patients whose KS has progressed on prior chemotherapy or in patients who are intolerant to such therapy. In December 1995, the Company launched DOXIL in the United States, using its own marketing and sales force. SEQUUS recently received a unanimous opinion from the European Committee on Proprietary and Medicinal Products ("CPMP") recommending marketing authorization of DOXIL under the tradename CAELYX (TM), in the 15 member states of the European Union ("EU"), for both first-line and second-line treatment of AIDS-KS in patients with low CD4 counts and extensive mucocutaneous or visceral disease. The Company is currently conducting clinical trials for the use of DOXIL to treat certain solid tumors, including ovarian cancer, breast cancer, liver cancer, and prostate cancer.

        AMPHOTEC(TM) (amphotericin B colloidal dispersion injection), the Company's first approved product, is being marketed in Denmark, Finland, Ireland Russia, Singapore and the United Kingdom ("U.K.") and has also received marketing clearance in Brazil and the Czech Republic for treating systemic fungal infections in patients for whom conventional therapy (amphotericin B) is contraindicated due to toxicity or renal failure or for whom previous antifungal therapy was unsuccessful. The drug is being marketed in Europe under the tradename AMPHOCIL(TM). In November 1995, SEQUUS filed a New Drug Application ("NDA") with the FDA for AMPHOTEC, which was accepted for filing by the FDA in January 1996. The NDA seeks marketing authorization for AMPHOTEC in the treatment of invasive aspergillosis in patients where renal impairment or unacceptable toxicity precludes the use of conventional therapy in effective doses and in patients where prior systemic antifungal therapy has failed.

        The Company is further focusing on the development of additional oncology and other pharmaceutical products utilizing its proprietary drug delivery technology, STEALTH liposomes.

       THE COMPANY'S FUTURE OPERATIONS, FINANCIAL PERFORMANCE, BUSINESS AND SHARE PRICE MAY BE AFFECTED BY THE FACTORS DESCRIBED UNDER "RISK FACTORS" ON PAGES 19 TO 26.

TECHNOLOGY

Liposomes are microscopic spheres composed of lipid membranes surrounding internal aqueous compartments. When liposomes were first characterized as potential drug carriers in the mid-1960s, scientists believed that these lipid vesicles showed promise for improving intravenous drug delivery, theorizing that liposomes would reduce drug toxicity by delivering entrapped drug to diseased sites in the

       ------------------------

       STEALTH(R) is a registered trademark of SEQUUS and is used throughout this Form 10-K to describe the Company's proprietary long-circulating liposomes. SEQUUS has filed for the registration of the AMPHOTEC(TM) tradename used through this document to describe the Company's AMPHOTEC (amphotericin B colloidal dispersion injection) product. AMPHOTEC is marketed under the trade name AMPHOCIL(TM) outside of the U.S. and is also known as ABCD. DOXIL(R) is a registered trademark of SEQUUS and is used throughout this document to describe the Company's DOXIL (doxorubicin HCl liposome injection) product. DOX-SL is also called CAELYX(TM), DOX-SL(TM), and S-Dox. This document also includes trademarks of companies other than SEQUUS.

body and avoiding healthy tissue. As development of potential liposome products progressed, two serious limitations emerged. First, in many cases these conventional liposomes were attacked by proteins in the blood, causing rupture or premature release of entrapped drug into the bloodstream. Second, liposomes that survived rupture were quickly removed from circulation, primarily by the liver.

        While working on the development of liposome-based drug formulations that might benefit from the reduced toxicity potentially afforded by conventional liposomes, the Company also recognized that the key to improved liposome performance was to solve the two problems that limited the utility of liposomes for intravenous drug delivery -- premature drug release and rapid entrapment in the reticuloendothelial system ("RES") immune surveillance cells. As a result, SEQUUS developed a unique patented liposome capable of avoiding breakdown in the bloodstream and clearance by the body's filtering system. This was achieved by attaching polyetheleneglycol ("PEG") to the surface of the liposomes to form the Company's proprietary long-circulating STEALTH liposomes. Clinical data demonstrate that the chemotherapeutic drug, doxorubicin, encapsulated in STEALTH liposomes has a circulating half-life of approximately 50 hours compared to a half-life of 15 minutes for doxorubicin and four hours for daunorubicin encapsulated in conventional liposomes. This increased half-life enables STEALTH liposomes to concentrate and release the drug in areas of the body where new blood vessels are being formed or where blood vessels have been damaged and are leaky, such as tumors and sites of inflammation and injury, thereby providing a potential to enhance drug efficacy through targeted delivery of drug to the site of disease. At the same time, STEALTH liposomes preserve the safety advantages of conventional liposomes by significantly reducing peak drug concentration levels in the blood and certain tissues, thereby reducing the serious side effects, such as heart damage, of some unencapsulated therapeutic agents.

         An additional significant benefit of STEALTH technology is that drugs can be attached to the PEG on the surface of the liposomes. The Company believes that this should enable it to develop additional drug delivery products using its STEALTH technology.

         The Company uses additional liposome and lipid-based technology in the development of its proprietary products. For example, AMPHOTEC is a novel lipid-based colloidal dispersion of amphotericin B, which forms a stable suspension of the active drug. The Company believes the stability of the formulation allows a reduction in manufacturing costs, longer shelf-life and easier preparation of the product prior to administration relative to other lipid-based products.

BUSINESS STRATEGY

         The Company's strategy is to build an integrated biopharmaceutical company that develops, manufactures, markets and sells innovative drug formulations of existing and new therapeutics based primarily on proprietary STEALTH liposome technology. The Company intends to focus its near-term efforts on: (i) the commercialization of DOXIL and, following the receipt of FDA marketing clearance, of AMPHOTEC in the U.S. and selected international markets;
(ii) the development of additional markets for DOXIL and AMPHOTEC by establishing clinical efficacy in a range of additional indications; (iii) the development of new products in the SEQUUS pipeline that utilize STEALTH liposomes; and (iv) the expansion of the STEALTH platform, either alone or through strategic alliances, to create additional proprietary products and drug delivery technologies. In addition, SEQUUS is emphasizing the establishment of a strong marketing and sales capability in the United States and the creation of marketing or co-promotion alliances as appropriate.

         SEQUUS currently employs a sales force of 25 professionals to market DOXIL, which the Company expects to expand if warranted. This group is experienced in the sale of pharmaceutical products to physicians, hospitals and clinics, including managed care providers, and in facilitating reimbursement with third-party payors. Outside of the United States, the

Company's strategy is to market its products in conjunction with corporate partners. In addition to marketing its own proprietary products, SEQUUS may in-license rights to other products applicable to its target markets.

        SEQUUS currently uses a contract manufacturer for the commercial-scale production of its products, thus deferring the need to invest in manufacturing infrastructure in the near term while retaining future flexibility.

PRODUCTS AND PRODUCTS UNDER DEVELOPMENT

     The current status of the Company's principal products, potential products under development and research projects is discussed below.

     DOXIL FOR TREATING REFRACTORY KS

        Patients with AIDS have an increased incidence of developing certain cancers. The most common cancer in this group of patients is KS, a tumor that occurs only rarely in the general population. The most characteristic features of KS are disfiguring soft nodules or tumors (usually reddish purple or brown). Such tumors frequently occur on the surface of the skin, including the face, feet or legs, and can cause painful swelling or limit mobility. Less frequently, KS involves vital organs such as the lung where it may cause shortness of breath, and the gastrointestinal tract where it may cause internal bleeding.

        Interferon is currently the only FDA-approved treatment for KS, but it is effective only for patients who have less advanced forms of AIDS. Interferon is associated with side effects such as fever and flu-like symptoms. When KS patients are no longer responsive to interferon, they are commonly treated with the same chemotherapy agents that are used for other types of cancers. The ones used most commonly for KS include generic doxorubicin, bleomycin, and vincristine in combination ("ABV") or bleomycin and vincristine in combination ("BV"). The combination of all three drugs generally results in side effects such as neutropenia (decrease in white blood cells), nausea, vomiting, hair loss, rash, numbness and tingling of the hands and feet and increased susceptibility to bleeding because of a reduction in platelets. Patients with AIDS are often more sensitive to the side effects of chemotherapy than non-HIV patients, and this is often manifested as an increased incidence of infection or bleeding when chemotherapy is given. For this reason, the doses of these drugs must frequently be reduced in order to limit side effects. There is no established therapy for refractory KS.

        The Company has conducted clinical trials of DOXIL, a STEALTH liposome formulation of generic doxorubicin. To support the Company's NDA filed with the FDA in September 1994, the Company submitted data from 77 refractory KS patients from an open label Phase II clinical trial. A subset of these, the evaluable patients, demonstrated a tumor response rate ranging from 27% to 48%, depending on the method of assessment. The Company also included safety data on 705 patients in the NDA which showed that DOXIL was generally well tolerated with manageable side effects. See "-- Results of KS Clinical Trials."

        In November 1995, SEQUUS received marketing clearance from the FDA for the use of DOXIL in treating AIDS-KS patients whose KS has progressed on prior chemotherapy or in patients who are intolerant to such therapy. In December 1995, the Company launched DOXIL in the United States, using its own marketing and sales force. The marketing clearance was provided in accordance with the FDA's procedures for Accelerated Approval of New Drugs for Serious or Life Threatening Illnesses. Accelerated approval regulations require that an applicant study an investigational drug following product launch to verify and describe the drug's clinical benefit. The FDA has acknowledged the Company's commitment to a post-marketing clinical trial designed to meet accelerated approval requirements. Under FDA accelerated approval regulations, the FDA may withdraw approval following product launch if the Company fails to show due diligence in conducting post-marketing studies or if these studies fail to demonstrate clinical benefit to the FDA's satisfaction.

        In February 1996, the Company received a unanimous opinion from the European CPMP recommending marketing authorization of DOXIL under the tradename CAELYX, in the 15 member states of the EU, for both first-line and second-line treatment of AIDS-KS in patients with low CD4 counts and extensive mucocutaneous (skin and mucus membrane) or visceral disease. The U.K. is acting as the sponsoring country (rapporteur) for DOXIL. Prior to product launch, the Brussels-based European Commission will formally issue the license to market the SEQUUS product. In addition, the Company will enter into pricing discussions with the appropriate agencies in those European countries where pricing approval is required. Following the receipt of the license, DOXIL will be cleared for marketing throughout the EU, i.e., Austria, Belgium, Denmark, Finland, France, Germany, Greece, Ireland, Italy, Luxembourg, the Netherlands, Portugal, Spain, Sweden, and the United Kingdom.

     DOXIL FOR TREATING SOLID TUMORS

        Most solid tumors are treated by surgery, radiation, chemotherapy or a combination of these therapies. When used appropriately, chemotherapy can relieve suffering and sometimes prolong life. However, only a very small percentage of patients with cancer are cured by the use of chemotherapy alone. This is especially true for common solid tumors, such as cancer of the lung, breast, ovary and colon. The drugs used are associated with considerable toxicity. The side effects include increased susceptibility to infection due to a reduction in white blood cells, nausea, vomiting, hair loss, rash, numbness and tingling of the hands and feet and increased susceptibility to bleeding due to a reduction in platelets. In almost all cases where chemotherapy is effective, a combination of drugs is used. Generally, the drugs chosen to be used in combination chemotherapy are those that have different side effects. For example, the combination might include two drugs that are known to cause tumor shrinkage, one of which causes a depression of the white blood cell count but has little effect on the nervous system while the other may have a lesser effect on the white blood cell count but causes numbness and tingling. Because these drugs have different side effects, each can be used at a higher dose than if two drugs were used that had the same side effect. Because of the limited benefits of chemotherapy for most solid tumors and the toxicities of the treatments used, physicians are constantly searching for drugs that are more effective, less toxic, or, ideally, both more effective and less toxic.

        The Company is conducting clinical trials on the use of DOXIL for a number of solid tumors described below. The clinical results reported below are preliminary and may not be indicative of results that may be obtained in an expanded patient population.

        - Ovarian cancer. Ovarian cancer is the fifth most common tumor in women in the United States according to the American Cancer Society, which estimated a 1995 annual incidence of 26,600 in the United States . Surgical removal of he ovary is typically performed in early stages of the disease, sometimes in conjunction with chemotherapy. Chemotherapy is typically used in advanced stages of the disease, often without surgery. Chemotherapy has been shown to reduce symptoms and prolong the survival of patients with this cancer. The most effective drugs, and those now used most often in first line treatment, are cisplatin or carboplatin and Taxol, usually in combination. Doxorubicin is also used against ovarian cancer, but is not considered as effective. The Company recently completed patient enrollment in a Phase II trial of DOXIL as single-agent therapy in 35 patients with advanced ovarian cancer who had failed one or more prior courses of chemotherapy, including platinum- and taxane-based regimens. Patients were treated with doses of 50 mg/M2 every three weeks. The Company recently initiated a second Phase II trial in patients with advanced ovarian cancer; DOXIL is being administered in combination with another anticancer drug in this trial.

        - Breast cancer. Breast cancer is the most common tumor in women in the United States according to the American Cancer Society, which estimates that in 1995 the annual incidence in the United States was approximately 182,000. Standard therapy may involve a mastectomy (removal of the mammary gland), a lumpectomy (removal of the tumor) and radiation therapy and chemotherapy, or some combination of these. Among solid tumors, breast cancer is generally considered one of the most responsive to chemotherapy. There are currently seven drugs approved by the FDA to treat breast cancer: (in order of relative efficacy) cyclophosphamide, doxorubicin, Taxol, thiotepa, methotrexate, 5-fluorouracil and vinblastine. The most common combinations of drugs are cyclophosphamide, methotrexate, and 5-fluorouracil and cyclophosphamide and doxorubicin. Taxol is the most recently approved drug. Currently it is approved only as a second line treatment for patients who have failed doxorubicin therapy. The Company is currently conducting two Phase II clinical trials in patients with newly diagnosed metastatic disease, or recurrent, or refractory disease following failure of chemotherapy. One trial is being conducted in Europe; multiple-dose cohorts are being used with doses of DOXIL ranging between 45-60 mg/M2 at intervals of every three to four weeks. The second trial was recently initiated in the U.S., with fixed doses of DOXIL in combination with cyclophosphamide.

        - Liver cancer. Although relatively uncommon in the United States, primary liver cancer results in the largest number of cancer deaths in parts of Asia and Africa. Currently, doxorubicin is the only recommended chemotherapeutic regime for the treatment of primary liver cancer. Surgery is indicated in only a small proportion of patients. The Company is sponsoring a Phase I/II dose escalation clinical trial. Doses range from 10 to 80 mg/m2 every three to four weeks; the trial is prospectively designed to study four cohorts with varying degrees of liver dysfunction.

        - Prostate cancer. This is the most common cancer among men in the United States. The American Cancer Society estimates that in 1995, the annual incidence in the United States was approximately 244,000. The most commonly used therapies are surgery, radiation or a combination of both. Chemotherapy is used relatively infrequently due to its toxicity and the generally elderly patient population. Although prostate cancer is responsive to a variety of chemotherapies, it has not been shown that these will substantially prolong survival. The most effective agents include cisplatin, doxorubicin, estramustine phosphate, and 5-fluorouracil. At present there are no standard or widely accepted combinations. The Company has initiated two Phase II trials treating a certain type of prostate cancer with DOXIL.

        - Small cell lung cancer. Among the various types of cancer of the lung, this sub-type has the worst prognosis but, at the same time, is most sensitive to chemotherapy. Based on American Cancer Society data, the Company estimates that the annual incidence of small cell carcinoma was approximately 42,500 in the United States in 1995, and that almost all of these patients would be treated with chemotherapy. Combinations of drugs will both decrease patient symptoms and prolong survival. The most common drugs used for this disease are cisplatin, etoposide, doxorubicin, cyclophosphamide and mitomycin C. Most combinations used today include cisplatin and etoposide. However, a combination of cyclophosphamide, doxorubicin and cisplatin is also widely used. The Company has initiated a Phase II trial of DOXIL in patients with small cell lung cancer who have failed prior chemotherapy.

        - Other solid tumors. Small numbers of additional patients with different types of solid tumors have also been treated with DOXIL. Antitumor responses were observed in renal cancer, mesothelioma and head and neck cancer. No responses to DOXIL were observed in patients with non-small cell lung cancer. The Company believes that the numbers of patients involved in these studies are too small for any conclusions to be drawn.

        DOXIL has been studied in more than 250 patients with many types of solid tumors, including those listed above. The side effect from doxorubicin that limits how much of the drug may be given, and thus limits the amount of drug that can reach the tumor, is suppression of the patient's white blood cell count. For this reason, it is standard medical practice to reduce the dose of doxorubicin whenever a patient demonstrates very low white blood cell counts during treatment. In addition, since most of the drugs used to treat cancer have a similar effect on the white blood cell count, the dose of each drug must be reduced when several drugs are used together. Preliminary clinical trial results indicate that there is relatively less depression of the white blood cell counts from treatment with DOXIL compared to doxorubicin. Instead, the side effects that limits how much DOXIL can be given are mucositis (mouth sores) and palmar-plantar erythema (reddening of the skin; sometimes swelling and pain in the hands, feet, and other pressure points; and, infrequently, loss of superficial skin). The Company believes that this difference in the principal toxicity from using DOXIL compared to doxorubicin reflects the change in distribution of DOXIL with relatively less going to the bone marrow where white blood cells are made and more going to other areas of the body. Because of the long circulation time of DOXIL, variations in palmar-plantar erythema seen in individual patients are controlled by increasing the time-period between doses rather than by reducing dose. DOXIL is also associated with less hair loss, nausea and vomiting than might be expected with a conventional dose-schedule of doxorubicin.

        SEQUUS plans to initiate Phase II clinical trials of combination DOXIL/Taxol therapy in patients afflicted with metastatic breast cancer. The Company also plans to initiate Phase II clinical trials with DOXIL for the treatment of certain tumors refractory to doxorubicin.

     RESULTS OF KS CLINICAL TRIALS

        The pivotal trial used by SEQUUS in its NDA included 383 patients treated with DOXIL alone at a dose of 20 mg/M2 once every three weeks. A cohort of 77 patients with advanced KS was retrospectively identified as having disease progression while receiving conventional chemotherapy or as being intolerant to this conventional therapy. Forty-nine of the 77 patients had received prior doxorubicin therapy. For most cancers there are widely accepted methods of assessing response to therapy. This is not true for KS because it was so rarely seen before the AIDS epidemic. In response to differing opinions regarding the best way to assess KS response to treatment, SEQUS used two methods in compiling its NDA. SEQUUS used both methods in compiling its NDA: the "investigator assessment" based on the treating physician's assessment of changes in the lesions on the patient's entire body and the "indicator lesion" assessment based on changes in the characteristics of up to five representative lesions. As reviewed by the FDA, 34 patients were evaluable using the investigator assessment of response. Of these, 27% achieved a partial response (primarily due to flattening of at least 50% of previously raised lesions), 29% had stable disease, and 44% had disease progression. Based on the FDA review using the indicator lesion assessment, 42 patients were evaluable. Of these, 48% achieved a partial response (primarily based on flattening of at least 50% of previously raised lesions), 26% had a stable disease, and 26% had disease progression. Similar results were also observed in those patients who received doxorubicin as part of their prior systemic chemotherapy. In these patients, six of 20 evaluable patients achieved a partial response using the investigator assessment, and 12 of 23 evaluable patients achieved a partial response using the indicator lesion method of assessment. Generally, a "partial" response is a reduction in the size of a lesion or tumor by at least 50%, and a "complete" response is a reduction in the size of a lesion or tumor so that there is no measurable tumor remaining.

        Many of the patients in this study had received prior doxorubicin treatment and had become refractory to doxorubicin. The response rate to DOXIL among these patients was as least as good as that for patients who had not previously received doxorubicin. This observation occurred in patients whose KS lesions had grown while receiving doxorubicin immediately before beginning treatment with DOXIL. The Company plans to pursue this observation in other tumor types.

        The side effects observed in the patients treated with DOXIL were somewhat difficult to evaluate because these patients were usually receiving other drugs and had many symptoms from their underlying AIDS. The major side effect of DOXIL was a decrease in white blood cell count in 60% of the patients. Investigators scored this leukopenia as "severe" for 26% of the patients. Only 1.5% of the patients discontinued treatment due to the effect of DOXIL on the white blood cells. However, only 5% of the patients had sepsis; of this 5%, the investigators felt that the infection was related to treatment with DOXIL in only 0.7% of the patients. There was also an acute reaction in some patients consisting of flushing, facial swelling, chills, headache, hair loss, nausea, vomiting and sometimes a fall in blood pressure. Approximately 3.4% of the patients experienced palmar plantar erythema, and approximately 4.3% of the patients experienced cardiac events that were thought to be possibly or probably related to DOXIL. None of the patients who experienced palmar plantar erythema withdrew from the study due to this adverse event.

        In a study to determine the cardiotoxicity of DOXIL, five patients with KS who had received cumulative doses of DOXIL underwent heart biopsies. The Company believes these biopsies demonstrated little or no doxorubicin-induced cardiac damage. This is in contrast to the higher degree of damage historically demonstrated with similar cumulative doses of doxorubicin alone.

       Subsequent to the submission of the NDA, SEQUUS completed two Phase III trials of DOXIL as first line therapy in AIDS-KS patients. In one of these trials, patients were randomized to receive either DOXIL or ABV (Adriamycin, Bleomycin and Vincristine, or "ABV"), and in the other the patients received either DOXIL or BV (Bleomycin and Vincristine, or "BV"). In a poster presented at the December 1995 American Society of Hematology meeting, data from the DOXIL-ABV trial were shown. A total of 258 patients were enrolled in the trial; of these, 239 patients (131 DOXIL and 108 ABV) received more than two cycles of therapy and were considered assessable for efficacy. Of the evaluable patients, data indicated that the response to DOXIL treatment was significantly better than the response to ABV with complete or partial responses achieved in 46.2% of DOXIL patients and only 25.6% of ABV patients. A total of 68% of DOXIL patients and 34% of ABV patients were able to complete the six cycles of therapy called for by the study protocol. Differential attrition was attributable to both improved tolerance and efficacy of DOXIL as compared to multi-agent therapy. The preliminary results of the DOXIL versus BV trial suggest a favorable response rate and less toxicity among patients receiving DOXIL alone compared to the BV combination. There can be no assurance that these preliminary results will be supported by additional analysis.

     AMPHOTEC

        Systemic fungal infections are serious illnesses with high mortality rates, which occur primarily in patients whose immune systems have been compromised. In addition to its prevalence in AIDS patients, the incidence of such infections is increasing with the more aggressive use of chemotherapeutics for cancer and immune-suppressive drugs for organ transplants. Currently, amphotericin B is the standard treatment for patients with severe fungal infections that do not respond to other drugs. Amphotericin B is a well established drug whose use is widespread. Unlike newer compounds, such as Diflucan, which inhibit growth of fungal infections, amphotericin B works to kill the fungus. As a result, amphotericin B is considered to be the most powerful anti-fungal drug available and is used when other compounds fail. However, amphotericin B has a number of serious side effects, the most significant of which is renal toxicity. In many cases, treatment with amphotericin B must be discontinued because of renal impairment.

        The Company developed AMPHOTEC, a lipid-based colloidal dispersion of amphotericin B, to provide effective therapy while reducing the dose-limiting toxicities typically associated with conventional amphotericin B. AMPHOTEC is produced in a lyophilized dosage form with a shelf-life at room temperature of over two years. SEQUUS has formulated AMPHOTEC so that the product readily reconstitutes with water for injection and is stable after reconstitution.

        Based upon clinical studies, the Company believes that AMPHOTEC is a safe and effective agent for use in treating a variety of life-threatening fungal infections that are increasingly common in immune-compromised patients -- those who have undergone organ or bone marrow transplants, are being treated with chemotherapeutic compounds that suppress the immune system or have leukemia or AIDS. The most common fungal infections include candidiasis, aspergillosis, histoplasmosis and cryptococcal meningitis. Aspergillosis is generally believed to be the most difficult to treat.

        AMPHOTEC is believed to have efficacy comparable to amphotericin B, but with reduced incidence of renal failure in comparison to standard amphotericin. Based upon five open label Phase II clinical trials, 149 of 260 patients were reported to have had a therapeutic response, including 39 of 80 responses with aspergillosis and 75 of 107 patients with candida infections. Accordingly, three major market segments have been identified. These include patients with severe fungal disease for whom amphotericin B has failed, patients with aspergillosis and possibly other severe fungal infections who have not yet been treated and patients with fever of unknown origin ("FUO").

        Severe fungal infections. Patients who have severe fungal infections and who have failed amphotericin B, usually because of dose limitations related to renal toxicity, are the best candidates for AMPHOTEC. In essence, these patients have limited options as they will either die from the fungal infection or suffer possibly fatal kidney failure.

        Aspergillosis. Patients diagnosed with aspergillosis but who have not yet been treated with amphotericin B constitute the second group of potential patients for AMPHOTEC. Some percentage of this group will be candidates for AMPHOTEC based on a prior history of kidney problems or a risk profile that suggests that amphotericin B is contraindicated. Subject to regulatory approval and reimbursement, these patients may be given AMPHOTEC because the physician does not want to expose them to the risk of renal impairment or because the cost of managing the potential side effects of amphotericin B may be excessive. In cases where aspergillosis is neither diagnosed nor strongly suspected, other less toxic agents may be administered instead of amphotericin B.

        FUO. Patients who have FUO potentially represent the largest number of candidates for AMPHOTEC, but market penetration is expected to be lower than for those actually diagnosed with severe fungal infections. FUO patients may have a fungal infection, but their fever may also be caused by other factors, including bacterial infections which would respond to standard antibiotic therapy. Moreover, if the cause of the fever is a fungal infection, it is most likely candidiasis which can be treated with amphotericin B, but which also responds to other treatments with fewer side effects. Current medical practice is to treat these patients with antibiotics first and then evaluate other agents if the fever does not respond to the antibiotic therapy.

        AMPHOTEC is currently being marketed in Denmark, Finland, Ireland, Russia, Singapore and the U.K. and has also received marketing clearance in Brazil and the Czech Republic for treating systemic fungal infections in patients for whom conventional amphotericin B is contraindicated due to toxicity or renal failure or for whom previous antifungal therapy was unsuccessful. Under an August 1993 agreement with Zeneca, Zeneca has marketing and distribution rights to the drug worldwide, except for the United States, Canada and Japan. Zeneca has been marketing AMPHOTEC in the U.K. since May 1994 but has experienced limited sales. See "-- Strategic Alliances."

        The Company and Zeneca have submitted MAAs for AMPHOTEC in 10 other EU countries and similar applications in other countries. The EU submissions were made in accordance with the CPMP multistate procedures. On September 13, 1995 the CPMP reviewed the Company's application for product marketing approval. Germany, France, Spain, Greece and Luxembourg did not accept the MAAs. Based primarily on the CPMP review, SEQUUS believes national approvals will be forthcoming in Austria, Italy, The Netherlands, Portugal and Sweden. However, there can be no assurance that approvals will be forthcoming on a timely basis, or at all. In addition, the CPMP review indicates that Belgium can approve AMPHOTEC for marketing upon the receipt of additional clinical information, although there can be no assurance that the Company will be able to provide additional data or, if provided, that approval will be forthcoming on a timely basis, or at all. If approvals are received, SEQUUS and Zeneca intend to negotiate pricing in each of these countries, which the Company believes will take as long as six to 12 months following marketing approval. The Company and Zeneca will continue to work with certain of the non-approving countries to meet their requirements for approval, if possible. There can be no assurance that marketing approval will be received for AMPHOTEC in any of these countries. See "-- Government Regulation."

        Based on the results of five open label AMPHOTEC clinical trials conducted in patients with disseminated fungal disease, SEQUUS submitted in November 1995 an NDA for AMPHOTEC, which was accepted for filing in January 1996. The NDA seeks marketing authorization for AMPHOTEC for the treatment of invasive aspergillosis in patients in whom renal impairment or unacceptable toxicity precludes the use of conventional therapy (amphotericin B deoxycholate) in effective doses and in patients in whom prior systemic antifungal therapy has failed. There can be no assurance that the FDA will determine that the Company's NDA provides sufficient evidence of safety and efficacy in humans adequate to support FDA approval or that the NDA will be approved in a timely manner, if at all.

        SEQUUS is conducting a Phase III double-blind, randomized study comparing AMPHOTEC with amphotericin B in treating patients with first-line aspergillus infections and a Phase II double blind study for the treatment of patients with FUO who have not responded to antibiotic therapy. There can be no assurance that the Company will complete either of these clinical trials, that the results of such trials, if completed, will demonstrate the safety and efficacy of AMPHOTEC in treating aspergillosis or any other fungal disease, or that a NDA amendment, if filed by the Company, will be accepted or approved by the FDA.

        The development of new pharmaceutical products is subject to a number of significant risks. Potential products that appear to be promising at various stages of development may not receive regulatory approval, reach the market or achieve widespread use for a number of reasons. For example, DOXIL is being clinically tested in various types of solid tumors. Although the Company believes that preliminary results suggest activity in some but not all of these tumors, these results are not conclusive nor are they predictive of future results. Moreover, even when a drug does demonstrate activity, this does not mean it will prove sufficiently effective to be better than existing therapies. The reasons for a product not being successful include the possibilities that the potential product will be found insufficiently effective or unduly toxic during preclinical testing or clinical trials, fail to receive necessary regulatory approvals, be difficult to manufacture on a large scale, be uneconomical to market or not achieve market acceptance, be inferior or significantly later to market than competing products or be precluded from commercialization by proprietary rights of third parties. There are a number of challenges the Company must address successfully to develop commercial products in each of its development programs. The Company's potential products will require significant additional research and development efforts, including process development and significant additional clinical testing, prior to any commercial use. There can be no assurance that the Company will successfully address any of these technological challenges, or others that may arise in the course of development. In addition, the Company may not have sufficient resources to commercialize new products successfully.

        Successful product development requires, among other things, the design and completion of clinical trials. The rate of completion of the Company's clinical trials is dependent upon, among other factors, the rate of patient enrollment. Patient enrollment is a function of many factors, including the size of the patient population, the nature of the protocol, the Company's ability to manage the clinical trial, the proximity of patients to clinical sites and the eligibility criteria for the study. Several factors, such as delays in planned patient enrollment may result in increased costs and delays, or termination of clinical trials prior to completion, which could have a material adverse effect on the Company.

RESEARCH AND DEVELOPMENT

        The primary focus of the Company's ongoing product development and research efforts is to capitalize on the STEALTH liposome technology. This includes identifying additional therapeutic drugs that can be formulated using the existing technology and creating advanced applications by attaching therapeutics to the outside of the STEALTH liposome to expand its possible applications. The Company is conducting exploratory programs with other companies and, in some cases, is dependent upon these companies for their technologies.

        The following is a brief summary of the Company's additional research and development projects:

        Encapsulation of Other Drugs in STEALTH Liposomes. SEQUUS has developed STEALTH liposome formulations of other anticancer drugs such as vincristine and cisplatin. The Company has undertaken preclinical development of its cisplatin formulation, which it calls SPI-77. While effective in the treatment of many solid tumors, cisplatin is characterized by considerable toxicity. Therefore, a STEALTH liposome formulation has the potential to be less toxic than free cisplatin while achieving the efficacy advantages of tumor targeting. If successful, SPI-77 would complement DOXIL in the Company's product line because cisplatin is often used to treat tumors that are not responsive to doxorubicin. Preclinical studies have demonstrated that, relative to free cisplatin, SPI-77 has a prolonged circulation time, enhanced antitumor activity and less chronic renal and bone marrow toxicity.

        DOXIL, Monoclonal Antibody Combination Therapy (Co-therapy). The Company believes that monoclonal antibodies to growth factor receptors may slow the growth of human cancers. Clinical studies also suggest that monoclonal antibodies in combination with chemotherapy drugs, such as doxorubicin and cisplatin, appear to be more effective than the chemotherapy agent or the monoclonal antibody alone. The Company believes that the results of preclinical studies conducted by SEQUUS in collaboration with a biotechnology company suggest that the therapeutic effect of monoclonal antibodies combined with DOXIL is greater than the combination of monoclonal antibodies and free doxorubicin. SEQUUS is conducting feasibility studies to evaluate combining DOXIL with monoclonal antibodies to treat a broad array of solid tumors. This project has been named SPI-49. If preclinical tests are successful, the Company may proceed with clinical development in collaboration with the biotechnology companies providing the monoclonal antibodies.

        Small Molecules. Recent advances in molecular biology have led to the development of small molecules that function as effective drugs with much less toxicity. However, these small molecules are generally cleared very rapidly from the body and thus must be administered as a continuous infusion. Several of these small molecules can be attached to the PEG on the surface of the long-circulating STEALTH liposomes. This slows the clearance of the small molecules. This may increase the number that are delivered to the disease target. SEQUUS has begun to study the application of this technology to two small molecules. One of these molecules, a small peptide called YIGSR, is an angiogenesis inhibitor which blocks a cancer's ability to form new blood vessels. The Company believes this drug might inhibit the local growth and spread of many different types of cancer. The other small molecule, part of a natural carbohydrate called sialyl Lewisx, blocks the passage of white blood cells into sites of inflammation and lessens the damage caused to organs when blood flow is temporarily stopped, such as during a heart attack or stroke. The Company has conducted preclinical studies using these molecules in conjunction with STEALTH liposomes for these indications.

        Radiosensitizers. SEQUUS is also conducting several preclinical programs focused on placing established radiosensitizers in STEALTH liposomes, which the Company calls SPI-40. Radiosensitizers are agents that amplify the effect of radiation therapy on tumor cells. The Company believes that STEALTH liposomes would enhance the utility of radiosensitizers by increasing their concentration at the site of the tumor and decreasing their concentration in other tissues.

        Gene Therapy. SEQUUS is conducting basic research projects in collaboration with academic institutions and other companies to develop a liposome delivery system for gene therapy, called SPI-01. Although less specific than gene therapy delivery systems that utilize retroviruses, the Company believes that liposome-based delivery of genetic material may provide a safer and more effective method of administering gene therapy.

        The Company's research and development expenses for 1993, 1994 and 1995 were $21.1 million, $25.4 million and $22.7 million, respectively.

MARKETING AND SALES

        SEQUUS currently employs a sales force of 25 professionals to market DOXIL. This group is experienced in the sale of pharmaceutical products to physicians, hospitals and clinics, including managed care providers, and in facilitating reimbursement with third-party payors. SEQUUS seeks to create a strong marketing and sales capability in the United States and to create marketing or co-promotion alliances as appropriate. The Company intends to expand this sales force if warranted. The Company intends to invest significant resources and management time in developing its sales and marketing organization.

        The sales force has substantial experience in selling oncology products. However, the Company has limited experience in marketing and selling its products. In addition, the loss of certain key sales personnel would delay and adversely impact the sales effort and would have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to implement its marketing plan successfully. If the Company enters into any marketing partnerships in the United States, this would significantly reduce the Company's margins on these products. There can be no assurance that the Company will be able to continue to manage its marketing organization successfully.

        Outside of the United States, the Company's strategy is to establish marketing and distribution agreements with pharmaceutical companies, agents or distributors. Pursuant to this strategy in August 1993, the Company signed a distribution agreement with Zeneca under which Zeneca obtained marketing rights to AMPHOTEC in most European countries. In March 1994, SEQUUS and Zeneca announced the expansion of their August 1993 agreement to cover all countries not previously covered with the exception of the United States, Canada, Japan and selected small markets. The Company is also engaged in discussions with several pharmaceutical and biotechnology companies regarding marketing and sales alliances for DOXIL, although there can be no assurance that such discussions will lead to an agreement on terms satisfactory to the Company, or at all. Under the terms of a financing completed in May 1995, the Company granted the investors the first right to negotiate with the Company to participate in the commercial development of DOXIL in certain Asian countries excluding Japan. This right has lapsed. If Zeneca or any other distributor were to abruptly terminate its agreement with the Company or be unsuccessful in meeting its sales objectives, the Company's business, financial condition and results of operations could be materially adversely affected. Sales of AMPHOTEC to date have been below expectations, and Zeneca and the Company have initiated discussions regarding changes to their agreement. See "Strategic Alliances" and
Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview".

MANUFACTURING AND PRODUCTION

        The Company's present internal manufacturing capabilities are limited to producing products for preclinical development. The Company is dependent on Ben Venue Laboratories, Inc. ("Ben Venue") to manufacture commercial-scale quantities of AMPHOTEC and DOXIL pursuant to supply agreements. SEQUUS has developed production technologies for AMPHOTEC and DOXIL which it employs at Ben Venue, a United States-based contract manufacturer of injectable drug products, pursuant to supply agreements for commercial-scale manufacturing. As of February 29, 1996, SEQUUS and Ben Venue have manufactured 18 commercial-scale batches of DOXIL, including the three registration batches which were required as part of the FDA's NDA approval process. In February 1995, the Company announced that the FDA had satisfactorily completed its pre-approval inspection of Ben Venue's facility, processes and procedures for DOXIL. There can be no assurance, however, that Ben Venue and the Company will continue to meet FDA or product specification standards for the manufacture of DOXIL, that Ben Venue and the Company will meet FDA standards for the manufacture of AMPHOTEC or that the Company's manufacturing goals can be met in a consistent and timely manner. There is only a limited number of contract manufacturers with the capability of manufacturing AMPHOTEC and DOXIL, and any alternative manufacturer would require regulatory qualification to manufacture the product which would likely take several months. The Company has not qualified alternative manufacturers for its products. In the event of any interruption of supply from the contract manufacturer due to regulatory or other causes, there can be no assurance that the Company could make alternative manufacturing arrangements on a timely basis, if at all. Such an interruption would have a material adverse effect on the Company's business, financial condition and results of operations. See "-- Government Regulation."

        SEQUUS devotes considerable resources to developing manufacturing technologies and process controls for its products to achieve and maintain regulatory approval, suitable shelf-life, stability and ease of use. Such activities include scaling up production methods, developing quality control systems, establishing batch-to-batch reproducibility, testing sterilization methods, establishing reliable sources of raw materials and synthesizing new proprietary raw materials. Generally, the equipment used in the Company's processing technologies is commercially available in industrial sizes and is currently used in pharmaceutical industry operations.

        In the future, SEQUUS may elect to manufacture some or all of its products internally in lieu of using third-party contract manufacturers. However, the Company does not currently have a commercial-scale manufacturing facility and, as a result, an election by the Company to pursue in-house manufacturing would require the commitment of significant capital and other resources. The Company currently has no plans to develop a commercial manufacturing facility in-house. The Company has produced and will continue to endeavor to produce certain of its products in quantities sufficient for clinical trials in compliance with the FDA's Good Manufacturing Practices ("GMPs"). However, SEQUUS expects to continue to use contract manufacturers for final processing and packaging of the clinical supplies that SEQUUS itself produces.

        The Company relies on certain suppliers of key raw materials to provide an adequate supply of such materials for production of finished products. Certain materials are purchased from single sources. In particular, amphotericin B and doxorubicin HCl are currently each supplied to the Company by single sources, and the number of alternative sources is severely limited.

        On February 15, 1994, the Company entered into a five-year, sole-source supply agreement with A.L. Laboratories, Inc. ("A.L. Labs") to supply the Company with amphotericin B for AMPHOTEC. Under the agreement the Company is required to purchase its forecasted three months requirements. The agreement may be automatically renewed for one-year periods unless either party provides the other party with six months notice prior to the expiration of the current term. The Company agreed to indemnify A.L. Labs for certain liabilities.

        On September 27, 1994, the Company entered into a five-year, principal-source supply agreement with Meiji Seika Pharma International Ltd. ("Meiji Seika") to supply the Company with doxorubicin for DOXIL. Under the agreement the Company is required to purchase its forecasted three months requirements in yen. The agreement may be automatically renewed for one-year periods unless either party provides the other party with six months notice prior to the expiration of the current term. The Company agreed to indemnify Meiji Seika for certain liabilities.

        Although the Company has supply agreements in place with the suppliers of its key raw materials, the number of alternative qualified suppliers of key raw materials required for the manufacture of AMPHOTEC and DOXIL is limited. The disqualification or loss of a sole-source supplier could have a material adverse effect on the Company because of a delay or inability in obtaining and qualifying an alternate supplier and the costs and lost revenues associated with such delays and in finding and qualifying an alternate supplier. Regulatory requirements applicable to pharmaceutical products tend to make the substitution of suppliers costly and time consuming. The unavailability of adequate commercial quantities, the loss of a supplier's regulatory approval, the inability to develop alternative sources, a reduction or interruption in supply or a significant increase in the price of materials could have a material adverse effect on the Company's ability to manufacture and market its products and on its results of operations.

STRATEGIC ALLIANCES

        Zeneca Limited

        In August 1993, the Company signed a distribution agreement with Zeneca under which Zeneca will market and sell AMPHOTEC in most European countries. Under the terms of the agreement, the Company received and recognized in the third quarter of 1993 a signing fee and a milestone payment in the amount of $5.3 million which was earned by the Company's receipt of a product license authorizing the sale of AMPHOTEC in the U.K. The Company manufactures and sells AMPHOTEC to Zeneca at a price which, subject to a minimum, reflects the price(s) achieved by Zeneca in the market. The agreement provides for additional milestone payments upon receipt of product licenses in certain other European countries and upon the achievement of certain cumulative sales totals.

        In March 1994, SEQUUS and Zeneca announced the expansion of their August 1993 agreement to cover all countries not previously covered with the exception of the United States, Canada, Japan and selected small markets. Subsequently, SEQUUS announced Zeneca's commercial launch of AMPHOTEC in the U.K. in May 1994. For the fiscal year ended December 31, 1995, 41% of the Company's product sales represent sales of AMPHOTEC to Zeneca as compared to 91% for 1994. A significant portion of these sales reflect pipeline-filling (inventory) orders. The Company had one shipment of AMPHOTEC to Zeneca in 1995, which occured in the first quarter of 1995. One shipment of product was made in the first quarter of 1996 and the Company anticipates only limited sales to Zeneca for the foreseeable future. The level of the Company's future sales of AMPHOTEC to Zeneca will depend upon the rate at which the product penetrates the existing approved markets of Brazil, Denmark, Ireland, Finland, Russia, Singapore and the U.K. as well as the timing of additional approvals in other EU countries, if any. Sales of AMPHOTEC to date have been below expectations, and Zeneca and the Company have initiated discussions regarding modifications to their agreement.

        Ben Venue Laboratories, Inc

        Effective January 1993, the Company entered into a manufacturing and supply agreement with Ben Venue pursuant to which Ben Venue will be the principal manufacturer and supplier of DOXIL and AMPHOTEC. Ben Venue is required to supply SEQUUS with quantities of DOXIL and AMPHOTEC sufficient to meet the Company's forecasted requirements for research and for commercial production. The Company has agreed to indemnify Ben Venue against certain liabilities.

PATENTS AND TRADE SECRETS

        SEQUUS currently owns or controls 55 United States patents, which expire at various times between 1998 and 2013, including seven claiming various aspects of the Company's long-circulating STEALTH liposomes, which expire at various times between 2006 and 2013. SEQUUS has filed numerous patent applications on inventions claiming specific liposome compositions and methods of use, liposome processing methods, drug/lipid compositions, and surface-modified liposomes and methods. SEQUUS has also filed corresponding foreign patent applications with respect to certain of its key technologies and owns or controls foreign counterpart applications and issued patents in various countries with respect to its most important United States patents and pending applications. SEQUUS intends to file additional patent applications, when appropriate, relating to improvements in its technologies and other specific inventions and products that it develops.

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

        In prior litigation in the Patents County Court in the U.K., a suit brought by NeXstar Pharmaceuticals, Inc. ("NeXstar") alleging that the Company's DOXIL product infringes NeXstar's EPO Patent No. 0,179,444 was settled by the parties dropping their respective claims against one another. The U.K. Patent Court dismissed all claims in the case with prejudice.

        In November 1991, SEQUUS received a letter from The Liposome Company ("TLC") bringing to SEQUUS' attention TLC's United States Patent Number 5,059,591 for "Reduced Toxicity" (the "'591 Patent") containing claims directed to amphotericin B/sterol compositions and their method of use.

Subsequently, SEQUUS' patent counsel delivered an opinion that, among other things, AMPHOTEC does not infringe any valid claim of the '591 Patent. However, no assurance can be given that TLC will not make a claim against SEQUUS with respect to the '591 Patent, which could have a material adverse effect on the Company's ability to commercialize AMPHOTEC.

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

        The Company has been required to defend itself in patent litigation in the past and the uncertainties inherent in any other lawsuit that may be commenced in the future with respect to any alleged patent infringement by the Company make the outcome of any such litigation difficult to predict. The Company may decide to pay a royalty or make other concessions to settle a patent dispute. In the event of litigation, there can be no assurance that the Company will be successful. A judgment adverse to the Company in any such litigation could materially adversely affect the Company's business, financial condition and results of operations, and the expense of such litigation may be substantial whether or not the Company is successful.

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

GOVERNMENT REGULATION

        Regulation by governmental authorities in the United States and other countries is a significant consideration in all aspects of the clinical development, production and marketing of SEQUUS' products and in its on-going research and development activities. In order to clinically test, produce and sell products for human therapeutic use, mandatory procedures and safety standards established by the FDA and comparable agencies in foreign countries must be followed. SEQUUS prepares and files regulatory documents required to begin clinical trials, recruits and monitors clinical investigators, analyzes and synthesizes clinical trial data and prepares and files documents requesting approval to sell pharmaceutical products.

        The standard process required by the FDA before a pharmaceutical agent may be marketed in the United States includes: (i) laboratory and preclinical tests, (ii) submission to the FDA of an application for use of an investigational new drug, which must become effective before clinical trials may commence,

(iii) adequate and well-controlled clinical trials to establish the safety and efficacy of the drug in its intended application, (iv) submission to the FDA of a NDA with respect to a drug or a product license application ("PLA") with respect to a biologic, and (v) FDA approval of the NDA or PLA prior to any commercial sale or shipment of the drug or biologic. In addition to obtaining FDA approval for each product, each domestic drug manufacturing establishment must be registered or licensed by the FDA. Domestic and foreign manufacturing establishments are subject to inspections by the FDA and by other federal, state and local agencies and must comply with GMPs as appropriate for production. If a product is approved under the FDA procedures for Accelerated Approval of New Drugs for Serious or Life-Threatening Illnesses, such approval is subject to the additional requirement that, following product launch, a company continue to study the drug to verify and describe its clinical benefit. Under these FDA Accelerated Approval Procedures, the FDA may withdraw approval if the company fails to show due diligence in conducting post-marketing clinical trials or if these clinical trials fail to demonstrate clinical benefit to the FDA's satisfaction.

        Clinical trials are typically conducted in three sequential phases, which phases may overlap. In Phase I, the initial introduction of a drug to humans, the drug is tested for safety (adverse effects), dosage tolerance, absorption, distribution, metabolism and excretion. Phase II involves studies in a limited patient population to determine the efficacy of the drug for specific targeted indications, dosage tolerance and optimal dosage, and possible adverse effects and safety risks. When a product is found to show clinical effectiveness and to have an acceptable safety profile in Phase II evaluations, Phase III trials are undertaken to evaluate further its clinical efficacy and to test further for safety within an expanded patient population at geographically dispersed clinical study sites.

        Upon accepting a company's NDA, the FDA generally convenes an advisory committee to review clinical trial results and make a non-binding recommendation concerning the drug's approval. After considering the advisory committee recommendation and other information, the FDA may or may not issue an approvable letter. This letter sets out the specific terms and conditions that the company must satisfy in order to receive final FDA approval to market.

        Sales of pharmaceutical products outside of the United States are subject to regulatory requirements that vary widely from country to country and that often include approval of the price at which a product may be sold. In the EU countries, a company may seek product marketing authorization in other member countries with the sponsorship of the country which first granted marketing approval under CPMP procedures. Since the CPMP is an advisory committee, its vote is not binding on member countries.

        Whether undertaken by SEQUUS or an agent or collaborator of SEQUUS, the regulatory approval process for a new product is likely to take several years and will involve the expenditure of substantial resources. There can be no assurance that any such approvals will be granted on a timely basis, if at all. In addition, the FDA may require post-marketing testing and surveillance programs to monitor a drug's efficacy and side effects. Results of the post-marketing programs may prevent or limit the further marketing of a product.

        All SEQUUS manufacturing facilities and contract manufacturing facilities used by SEQUUS will be subject to periodic inspections by the FDA and comparable state agencies. If violations of applicable regulations are noted during these inspections, SEQUUS may be restrained from continued marketing of the product manufactured until such violations are corrected, if possible. SEQUUS is also subject to regulation under numerous federal, state and local laws regarding, among other things, occupational safety, laboratory practices, the use and handling of radioisotopes and hazardous chemicals, prevention of illness and injury, environmental protection and hazardous substance control.

        As with many biotechnology companies, the Company's research and development involves the controlled use of hazardous materials and chemical compounds. There can be no assurance that the Company's safety procedures for handling and disposing of such materials will comply with the standards prescribed by federal, state and local regulations or that it will not be subject to the risk of accidental contamination or injury from these materials. In the event of such an accident, the Company could be held liable for any damages that result and any such liability could materially adversely affect the Company.

        The Company's business may be materially adversely affected by the continuing efforts of worldwide governmental and third-party payors to contain or reduce the costs of health care in general and drugs in particular. For example, in most foreign markets, including markets the Company is seeking to enter, pricing of prescription pharmaceuticals is subject to government control. In these markets, once marketing approval is received, pricing negotiation could take as long as another six to 12 months or longer. In the United States, there has been, and the Company expects that there will continue to be, a number of federal and state proposals to implement similar government pricing control. In addition, an increasing emphasis on managed care and consolidation of hospital purchasing in the United States has and will continue to put pressure on pharmaceutical pricing. Such initiatives and proposals, if adopted, could decrease the price that the Company receives for any products it may develop and sell in the future and thereby have a material adverse effect on the Company's business, financial condition and results of operations. Further, to the extent that such proposals or initiatives have a material adverse effect on pharmaceutical companies that are collaborators or prospective collaborators for certain of the Company's potential products, the Company's ability to commercialize its potential products may be materially adversely affected. In addition, price competition may result from competing product sales, attempts to gain market share or introductory pricing schemes, which would have a material adverse effect on the Company's business, financial condition and results of operations.

        The Company's ability to commercialize biopharmaceutical products may depend in part on the extent to which reimbursement for such products and related treatments will be available from government health administration authorities, private health insurers and other third-party payors. Significant uncertainty exists as to the reimbursement status of newly approved health care products, and third-party payors are increasingly challenging the prices charged for medical products and services. There can be no assurance that any third-party insurance coverage will be available to patients for any products developed by the Company. Government and other third-party payors are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement for new therapeutic products, and by refusing, in some cases, to provide coverage for off-label uses of approved products, i.e., uses for indications as to which the FDA has not granted marketing approval. Moreover, reimbursement may be denied even for FDA-approved indications. If adequate coverage and reimbursement levels are not provided by the government and third-party payors for the Company's products, the Company's business, financial condition and results of operations would be materially adversely affected.

COMPETITION

        Generally, competition in the pharmaceutical field is based on such factors as product performance, safety, acceptance by doctors, patient compliance, available reimbursement, patent protection, ease of use, price and marketing efforts. The Company believes that earlier entry into a market is an advantage for a new drug, but it also believes that clinical benefits and pharmacoeconomics are important to a product's success.

        The drugs being developed by the Company compete with existing and new drugs being created by pharmaceutical, biopharmaceutical and biotechnology companies. Many of these companies, as well as university-related entities both in the United States and abroad are developing products based on improved drug delivery technologies and novel therapeutics for the treatment of cancer, infectious diseases and other indications targeted by the Company. Some of these companies are active in liposome and lipid-based research and product development and many have financial and technical resources and production and marketing capabilities substantially greater than those of the Company. In addition, many of these companies have significantly greater experience than the Company in preclinical and clinical development activities and in obtaining regulatory approval to manufacture and market biopharmaceutical products.

        The Company's two principal competitors in liposomal drug delivery are NeXstar and TLC, both of which have received regulatory approval for products competitive with the Company's primary products. NeXstar has received an approvable letter from the FDA with respect to its liposome-based daunorubicin product for use in first-line therapy of KS patients and has also received approval for the same indication in four European countries. DOXIL has been approved and is being marketed in the U.S. as a second-line treatment for AIDS-KS and has been recommended for approval in the 15 E.U. countries for both first-line and second-line therapy of AIDS-KS (see "Risk Factors - DOXIL Regulatory Status"). A NeXstar liposomal amphotericin B product has been on the market in Europe since 1989 and has achieved substantial market share as compared to the limited market penetration achieved to date by the Company's lipid-based amphotericin B product, AMPHOTEC. In late 1995, TLC launched its lipid-based amphotericin B product in the U.S. The Company's NDA for AMPHOTEC is under review by the FDA. TLC also received approval for its amphotericin B product in several European countries and has additional MAAs pending.

        SEQUUS believes that competition in all pharmaceutical products and in all forms of drug delivery will continue to be intense. There can be no assurance that other pharmaceutical companies will not develop more effective therapeutics or drug delivery technologies than those of the Company or will not market and sell their products more effectively than the Company.

EMPLOYEES

        As of December 31, 1995 SEQUUS had 192 full-time employees, of whom 21 hold Ph.D. or M.D. degrees. 127 employees are engaged in research, development, clinical and regulatory affairs and pilot manufacturing, 38 employees are engaged in sales and marketing and 27 work primarily in finance, human resources and administration. The Company from time to time also hires temporary employees and consultants in all areas of the Company's operations.

        In order to continue development and commercialization of products in clinical trials as well as to continue research and development of other products and programs, it will be necessary for SEQUUS to continue to increase the number of its employees. In particular, in order to commercialize its products, it will be necessary for the Company to hire additional employees with experience in the clinical development of pharmaceutical products. The Company's success depends largely upon its ability to attract and retain qualified scientific, engineering, manufacturing, sales and marketing and management personnel. The Company faces competition for such personnel from other companies, academic institutions, government entities and other organizations. There can be no assurance that the Company will be successful in hiring or retaining such personnel.

        None of the Company's employees is represented by a union, and SEQUUS considers its relations with its employees to be good.

        RISK FACTORS

        The Company's future operations, financial performance, business and share price may be affected by the following risk factors.

Uncertainty of Market Acceptance

        Even if regulatory approvals are obtained, uncertainty exists as to whether the Company's products will be accepted by the market. The Company has only limited experience in marketing its products and has not achieved substantial market penetration of any product to date. A number of factors may limit the market acceptance of AMPHOTEC, DOXIL and any other products developed by the Company, including the timing of regulatory approval and market entry relative to competitive products, the availability of alternate therapies, the price of the Company's products relative to alternative therapies, the availability of third-party reimbursement and the extent of marketing efforts by third-party distributors or agents retained by the Company. Until quite recently, no therapeutic product based on liposome or lipid-based technology was commercially available in the United States. As a result, unanticipated side effects or unfavorable publicity concerning any product incorporating liposome or lipid-based technologies could have an adverse effect on the Company's ability to obtain physician, patient or third-party payor acceptance and to sell the Company's products. There can be no assurance of the Company's ability, or the length of time required, to achieve commercialization of the Company's products or that physicians, patients or third-party payors will accept liposome products or any of the Company's products as readily as traditional forms of medication or at all. See "Business -- Products and Products Under Development."

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

        Successful product development requires, among other things, the design and completion of clinical trials. The rate of completion of the Company's clinical trials is dependent upon, among other factors, the rate of patient enrollment. Patient enrollment is a function of many factors, including the size of the patient population, the nature of the protocol, the Company's ability to manage the clinical trial, the proximity of patients to clinical sites and the eligibility criteria for the study. Several factors, such as delays in planned patient enrollment may result in increased costs and delays, or termination of clinical trials prior to completion, which could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business -- Products and Products Under Development" and "-- Government Regulation."

Competition

        The drugs being developed by the Company compete with existing and new drugs being created by pharmaceutical, biopharmaceutical and biotechnology companies. Many of these companies, as well as university-related entities, both in the United States and abroad are developing products based on improved drug delivery technologies as well as novel therapeutics for the treatment of cancer, infectious diseases and other indications targeted by the Company. Some of these companies are active in the development of liposome and lipid-based research and product development and many have financial and technical resources and production and marketing capabilities substantially greater than those of the Company. In addition, many of these companies have significantly greater experience than the Company in preclinical and clinical development activities and in obtaining regulatory approval to manufacture and market biopharmaceutical products.

        The Company's two principal competitors in liposomal drug delivery are NeXstar and TLC, both of which have received regulatory approval for products competitive with the Company's products. NeXstar has received an approvable letter from the FDA with respect to its liposome-based daunorubicin product for use in first-line therapy of KS patients and has also received approval for the same indication in four European countries. DOXIL has been approved and is being marketed in the U.S. as a second-line treatment for AIDS-KS and has been recommended for approval in the 15 E.U. countries for both first-line and second-line therapy of AIDS-KS (see "Risk Factors - DOXIL Regulatory Status"). A NeXstar liposomal amphotericin B product has been on the market in Europe since 1989 and has achieved substantial market share as compared to the limited market penetration achieved to date by the Company's lipid-based amphotericin B product, AMPHOTEC. In late 1995, TLC launched its lipid-based amphotericin B product in the U.S. The Company's NDA for AMPHOTEC is under review by the FDA. TLC also received approval for its amphotericin B product in several European countries and has additional MAAs pending.

        SEQUUS believes that competition in all pharmaceutical products and in all forms of drug delivery will continue to be intense. There can be no assurance that other pharmaceutical companies will not develop more effective therapeutics or drug delivery technologies than those of the Company or will not market and sell their products more effectively than the Company. See "Business
- -- Competition."

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

        The Company's ability to commercialize biopharmaceutical products may depend in part on the extent to which reimbursement for such products and related treatments will be available from government health administration authorities, private health insurers and other third-party payors. Significant uncertainty exists as to the reimbursement status of newly approved health care products, and third-party payors are increasingly challenging the prices charged for medical products and services. There can be no assurance that any third-party insurance coverage will be available to patients for any products developed by the Company. Government and other third-party payors are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement for new therapeutic products, and by refusing, in some cases, to provide coverage for off-label uses of approved products, i.e., uses for indications as to which the FDA has not granted marketing approval. Moreover, reimbursement may be denied even for FDA-approved indications. If adequate coverage and reimbursement levels are not provided by the government and third-party payors for the Company's products, the Company's business, financial condition and results of operations would be materially adversely affected. See "Business -- Government Regulation."

No Assurance of Regulatory Approvals

        The production and marketing of the Company's products are subject to rigorous manufacturing requirements, preclinical testing and clinical trials and approval by the FDA, by comparable agencies in other countries and by state regulatory authorities prior to marketing. The process of conducting clinical trials and obtaining regulatory approval for a product typically takes a number of years and involves substantial expenditures. In addition, product approvals may be withdrawn or limited for noncompliance with regulatory standards or the occurrence of unforeseen problems following initial marketing. The Company has received regulatory approval in the United States for the commercial sale of only one of its products. The Company may encounter significant delays or excessive costs in its efforts to secure and maintain necessary approvals or licenses. Future federal, state, local or foreign legislative or administrative acts could also prevent or delay regulatory approval of the Company's or its licensees' products. There can be no assurance that the Company will be able to obtain or maintain the necessary approvals for manufacturing or marketing the Company's products for current or expanded indications or that the data it obtains in clinical trials will be sufficient to establish the safety and efficacy of its products. Even if the Company obtains regulatory approval for any particular product, there can be no assurance that it will be economically feasible for the Company to commercialize such product. In addition, identification of certain side effects after a drug is on the market or the occurrence of manufacturing problems could cause subsequent withdrawal of approval, reformulation of the drug, additional preclinical testing or clinical trials, and changes in labeling of the product. Failure to obtain or maintain requisite governmental approvals, failure to obtain approvals of the clinically intended uses or the identification of side effects could delay or preclude the Company from further developing particular products or from marketing its products, or could limit the commercial use of its products, which would have a material adverse effect on the Company's business, financial condition and results of operations.

   DOXIL Regulatory Status

        In November 1995, SEQUUS received marketing clearance from the FDA for use of DOXIL in the treatment of AIDS-KS patients whose KS has progressed on prior chemotherapy or in patients who are intolerant to such therapy. In December 1995, the Company launched DOXIL in the U.S., using its own marketing and sales force. The marketing clearance was provided in accordance with the FDA's procedures for Accelerated Approval of New Drugs for Serious or Life-Threatening Illnesses. Accelerated approval regulations require that an applicant study an investigational drug following product launch to verify and describe the drug's clinical benefit. The FDA has acknowledged the Company's commitment to a post-marketing clinical trial designed to meet accelerated approval requirements. Under FDA accelerated approval regulations, the FDA may withdraw approval following product launch if the Company fails to show due diligence in conducting a post-marketing clinical trial or if this clinical trial fails to demonstrate clinical benefit to the FDA's satisfaction. There can be no assurance that the Company will be able to conduct a satisfactory post-marketing clinical trial.

        In February 1996, the Company received a unanimous opinion from the European CPMP recommending marketing authorization for DOXIL under the tradename CAELYX, in the 15 member states of the EU, for both first-line and second-line treatment of AIDS-KS in patients with low CD4 counts and extensive mucocutaneous or visceral disease. Prior to product launch, the Brussels-based European Commission will formally issue the license to market the SEQUUS product. In addition, the Company will enter into pricing discussions with the appropriate agencies in those countries where pricing approval is required. There can be no assurance that the European Commission will issue the license in a timely manner or that the Company will be able to negotiate a satisfactory price for DOXIL in the EU countries.

     AMPHOTEC Regulatory Status

        SEQUUS has received marketing approval for AMPHOTEC in Brazil, Denmark, the Czech Republic, Finland, Ireland, Russia, Singapore and the U.K. for treating systemic fungal infections in patients for whom conventional amphotericin B is contraindicated due to toxicity or renal failure or for whom previous antifungal therapy was unsuccessful. The Company and Zeneca have submitted MAAs for AMPHOTEC in 10 other EU countries and similar applications in other countries. The EU submissions were made in accordance with CPMP multistate procedures. On September 13, 1995, the CPMP reviewed the Company's application for product marketing approval. Germany, France, Spain, Greece and Luxembourg did not accept the MAAs. Subsequently, the Company and Zeneca have withdrawn the application in Germany. Based primarily on the CPMP review, SEQUUS believes national approvals will be forthcoming in Austria, Italy, The Netherlands, Portugal and Sweden. However, there can be no assurance that approvals will be forthcoming on a timely basis, or at all. In addition, the CPMP review indicates that Belgium can approve AMPHOTEC for marketing upon the receipt of additional clinical information, although there can be no assurance that the Company will be able to provide additional data or, if provided, that approval will be forthcoming on a timely basis, or at all. If approvals are received, SEQUUS and Zeneca intend to negotiate pricing in each of these countries, which the Company believes will take as long as six to 12 months or longer following marketing approval.

        In November 1995, the Company submitted to the FDA an NDA for AMPHOTEC based upon certain data from open label clinical trials, which was accepted for filing in January 1996. There can be no assurance that the FDA will determine that the Company's NDA provides sufficient evidence of safety and efficacy in humans to support FDA approval or that the NDA will be approved on a timely basis, or at all. See "Business -- Government Regulation."

Dependence on Third-Party Distributor and Agents; Limited Marketing and Sales Experience

        In 1995, a substantial portion of the Company's product revenues came from sales either to a third-party distributor (Zeneca) or through third-party agents. For the fiscal year ended December 31, 1995, 41% of the Company's product sales represent sales of AMPHOTEC to Zeneca as compared to 91% for 1994. A significant portion of these sales reflect pipeline-filling (inventory) orders. The Company did not ship any AMPHOTEC to Zeneca in 1995 after the first quarter.. One shipment of product was made in the first quarter of 1996 and the Company anticipates only limited sales to Zeneca for the foreseeable future. The level of the Company's future sales of AMPHOTEC to Zeneca will depend upon the rate at which the product penetrates the existing approved markets of Brazil, the Czech Republic, Denmark, Ireland,

Finland, Russia, Singapore and the U.K., as well as the timing of additional approvals in other countries, if any. Sales of AMPHOTEC to date have been below expectations, and Zeneca and the Company have initiated discussions regarding modifications to their agreement.

        The Company expects to market and sell its products directly, or possibly co-promote them with strategic partners, in the U.S.. In this regard, SEQUUS currently employs a sales and marketing team of 24 professionals to market DOXIL, which the Company expects to expand if marketing clearance is obtained for AMPHOTEC. This group is experienced in the sale of pharmaceutical and biotechnology products to physicians, hospitals and clinics, including managed care providers, and in facilitating reimbursement with third-party payors. The Company intends to increase the size of this staff if warranted. Developing such a marketing and sales organization will require significant additional expenditures, management resources and time. The Company has no experience marketing and selling its products. In addition, the loss of certain key sales personnel would delay and adversely affect the sales effort and would have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to implement its marketing plan successfully. If the Company enters into any marketing partnerships in the United States, such as those currently under consideration, this would significantly reduce the Company's margins on these products. There can be no assurance that the Company will be able to establish such a marketing and sales organization successfully or manage its marketing organization successfully. See "Business -- Marketing and Sales" and "-- Strategic Alliances" and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

        In addition, with respect to the sale of DOXIL in the U.S., the Company believes it has significantly greater risk in connection with product liability claims due to the greater frequency of lawsuits and higher claims paid in courts in the U.S. as opposed to most other countries. The Company is required by governmental regulations to test its products even after they have been sold and used by patients. As a result of such tests, the Company may be required to, or may determine that it should, recall products when most of such products have already been sold. Such later testing and product recalls may increase the Company's potential exposure to product liability claims.

Dependence on Third-Party Manufacturer; Manufacturing Risks

        The Company's present internal manufacturing capabilities are limited to producing products for preclinical development. The Company is dependent on Ben Venue, a United States-based contract manufacturer, to manufacture commercial-scale quantities of AMPHOTEC and DOXIL pursuant to supply agreements. Under these agreements the Company has agreed to indemnify Ben Venue against certain liabilities. As of February 1996, the Company and Ben Venue have manufactured 18 commercial-scale batches of DOXIL, including the three registration batches which are required as part of the FDA's NDA approval process. There can be no assurance that Ben Venue will continue to meet FDA or product specification standards or that the Company's manufacturing goals can be met in a consistent and timely manner. There is only a limited number of other manufacturers with the capability of manufacturing

AMPHOTEC and DOXIL, and any alternative manufacturer would require regulatory qualification to manufacture the product which would likely take several months. The Company has not qualified alternative manufacturers for its products. In the event of any interruption of supply from the contract manufacturer due to regulatory or other causes, there can be no assurance that the Company could make alternative manufacturing arrangements on a timely basis, if at all. Such an interruption would have a material adverse effect on the Company's business, financial condition and results of operations.

        The Company relies on certain suppliers of key raw materials to provide an adequate supply of such materials for production of finished products. Certain materials are purchased from single sources. In particular, amphotericin B and doxorubicin are currently each supplied to the Company by single sources, and the number of alternative sources is severely limited. For example, the Company has a five-year, sole-source supply agreement with Meiji Seika to supply the Company with doxorubicin for DOXIL. There can be no assurance that the doxorubicin supplied under the agreement will meet FDA requirements applicable to DOXIL, which could delay or prevent future sales of DOXIL, if any, by the Company. Although the Company has supply agreements in place with the suppliers of its key raw materials, the number of alternative qualified suppliers of key raw materials required for the manufacture of AMPHOTEC and DOXIL is limited. The disqualification or loss of a sole source supplier could have a material adverse effect on the Company because of a delay or inability in obtaining and qualifying an alternate supplier and the costs associated with such delay and in finding and qualifying an alternate supplier. Regulatory requirements applicable to pharmaceutical products tend to make the substitution of suppliers costly and time consuming. The unavailability of adequate commercial quantities, the loss of a supplier's regulatory approval, the inability to develop alternative sources, a reduction or interruption in supply or a significant increase in the price of materials could have a material adverse effect on the Company's ability to manufacture and market its products and its results of operations. See "Business -- Strategic Alliances" and " -- Manufacturing and Production."

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

        The Company relies on unpatented trade secrets and proprietary know-how to protect certain aspects of its production and lipid purification technologies and other proprietary information. Although SEQUUS has entered into confidentiality agreements with its employees, consultants, representatives and other business associates, there can be no assurance that trade secrets and know-how will remain undisclosed or that similar trade secrets or know-how will not be independently developed by others. See "Business -- Patents and Trade Secrets."

History of Operating Losses; Need for Additional Financing

        The Company has incurred losses in each year since its inception and has accumulated approximately $133.4 million in net losses through December 31, 1995, including a loss of $33.6 million in 1995. The Company to date has generated limited revenues. There can be no assurance that revenues from product sales will be significant or sufficient to fund operations. Owing to expenditures associated with self-funded research, preclinical and clinical programs, marketing expenses and other activities related to seeking regulatory approval and achieving commercialization of its products, the Company expects to continue to incur operating losses. Additional financing is likely to be required to fund the Company's continuing operations and product and business development activities in the form of debt or equity securities or bank financing. There can be no assurance that such financing will be available on acceptable terms, if at all. The unavailability of such financing could delay or prevent the development, testing, regulatory approval, manufacturing or marketing of some or all of the Company's products and could have a material adverse effect on the Company. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Dependence on Key Personnel; Management Transition

        The Company's success depends largely upon its ability to attract and retain qualified scientific, engineering, manufacturing, sales and marketing and management personnel. The Company faces competition for such personnel from other companies, academic institutions, government entities and other organizations. There can be no assurance that the Company will be successful in hiring or retaining such personnel. Three of the key executive officers of the Company has joined the management team in the last seven months. The new management team will face significant challenges in transitioning the Company from research and development to manufacturing and marketing if the Company's products obtain regulatory approval. There can be no assurance that the management team can successfully manage the transition of the Company's business. See "Supplemental Item - Executive Officers and Directors of Registrant."

Hazardous Materials

        As with many biopharmaceutical companies, the Company's research and development involves the controlled use of hazardous materials and chemical compounds. There can be no assurance that the Company's safety procedures for handling and disposing of such materials will comply with the standards prescribed by federal, state and local regulations or that it will not be subject to the risk of accidental contamination or injury from these materials. In the event of such an accident, the Company could be held liable for any damages that result and any such liability could materially adversely affect the Company's business, financial condition and results of operations. See "Business
- -- Government Regulation."

Volatility of Stock Price

        The market price of the Common Stock, like the stock prices of many publicly traded biopharmaceutical companies, has been and may continue to be highly volatile. A variety of events, both concerning and unrelated to the Company and the biopharmaceutical industry, such as the level of sales of the Company's products, problems with clinical development of the Company's potential products, announcements of technological innovations, regulatory developments or new commercial products by the Company or its competitors, government regulation, delays or other developments relating to regulatory approvals, developments or disputes relating to patent or proprietary rights, product liability claims, as well as period-to-period fluctuations in the Company's financial results, may have a significant negative impact on the market price of the Common Stock. Although the Common Stock trades on the Nasdaq National Market, the trading volume has fluctuated and at times has been quite low. Any large sale of securities of the Company could have a significant adverse effect on the market price of the Common Stock. See Item 5 "Market for Registrant's Common Equity and Related Stockholder Matters"

ITEM 2.  PROPERTIES

       As of December 31, 1995, the Company leased approximately 70,000 square feet of laboratory, office and warehouse space in Menlo Park, California under leases that expire in 1996. The Company currently is negotiating new leases on existing properties as well as additional square footage required to accommodate sales and marketing, clinical and regulatory, and administrative personnel. Rent expense for 1995 was approximately $852,000. The Company anticipates a material increase in such expense for 1996 due to the increased square footage under lease.

ITEM 3.  LEGAL PROCEEDINGS

        The Company is not party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1995.

SUPPLEMENTAL ITEM.  EXECUTIVE OFFICERS AND DIRECTORS OF REGISTRANT

        Information with respect to the executive officers and directors of the Company as of February 29, 1996 is set forth below:

          Name                       Age              Position with the Company
- ----------------------------------   ---   --------------------------------------------------
I. Craig Henderson, M.D...........    54   Chairman of the Board and Chief Executive Officer
L. Scott Minick...................    44   President, Chief Operating Officer and Director
Edward Schnipper, M.D.............    47   Senior Vice President  and Medical Director
Carl F. Grove.....................    42   Vice President for Regulatory Affairs
Marc J. Gurwith, M.D., J.D........    56   Vice President and Associate Medical Director
Anthony A. Huang, Ph.D............    43   Vice President` for Product Development
Francis J. Martin, Ph.D...........    48   Vice President and Chief Scientific Officer
Joseph J. Vallner, Ph.D...........    49   Senior Vice President for Research and Development
Sally A. Davenport................    60   Secretary
Donald J. Stewart.................    40   Vice President for Finance and Treasurer
Peter K. Working, Ph.D............    47   Vice President for Preclinical Research
Robert G. Faris(1)(2).............    57   Director
Richard C.E. Morgan(1)(2).........    51   Director
E. Donnall Thomas, M.D............    75   Director

- ----------

(1) Member of the Compensation and Plan Committee of the Board of Directors.
(2) Member of the Audit Committee of the Board of Directors.

        The Company's By-laws authorize the Board of Directors to set the number of directors, which is currently fixed at five.

        All directors hold office until the next annual meeting of stockholders and until their successors have been elected. Officers are appointed to serve, subject to the discretion of the Board of Directors, until their successors are appointed.

        I. Craig Henderson, M.D. has been Chief Executive Officer of SEQUUS since June 1995 and Chairman of the Board since July 1995 and has served as a director of the Company since July 1993. Since July 1995, Dr. Henderson has been an Adjunct Professor of Medicine at University of California, San Francisco. From 1992 until July 1995, he served as Professor of Medicine, Chief of Medical Oncology and Director of Clinical Cancer Programs at the University of California, San Francisco. From 1989 to 1992 he served as a member and, for most of this time, as Chairman of the Oncologic Drugs Advisory Committee of the FDA. From 1974 to 1992, Dr. Henderson held an academic appointment at Harvard Medical School, most recently as Associate Professor of Medicine. Dr. Henderson founded the Breast Evaluation Center at the Dana-Farber Cancer Institute in 1980 and served as its director until 1992. He received a M.D. degree from Columbia University.

        L. Scott Minick has been President and Chief Operating Officer of the Company since June 1995 and a director of the Company since July 1995. From 1994 to 1995, he served as a director, Interim President and Chief Executive Officer of OncoTherapeutics, Inc. Before that, Mr. Minick was a director, President and Chief Executive Officer of LXR Biotechnology, Inc. From 1981 to 1993, he was an executive of Baxter Healthcare, Inc., most recently as President of the Pacific Rim/Latin America business unit of Baxter Diagnostics. Mr. Minick received a M.B.A. degree from Northwestern University.

        Edward F. Schnipper, M.D., joined SEQUUS in January 1996 as Senior Vice President and Medical Director. Prior to joining SEQUUS, Dr. Schnipper held several executive and management positions at Hoffmann-La Roche ("Roche") including Vice President in Clinical Operations; Vice President, Professional Development and Training; and, Director, Clinical Development, Hematology/Oncology. Dr. Schnipper originally joined Roche in 1983 as a Research Physician. While at Roche, Dr. Schnipper had academic appointments in Medicine and Medical Genetics and Microbiology at the Robert Wood Johnson Medical School. Prior to this, Dr. Schnipper had a private medical practice from 1985 to 1990. Dr. Schnipper received his M.D. degree from the Georgetown University School of Medicine, Washington, D.C. and subsequently held fellowships in Hematology at the New York University School of Medicine, and in Medical oncology at Memorial Sloan-Kettering Cancer Center.

        Joseph J. Vallner, Ph.D. joined SEQUUS in February 1992 as Vice President for Development and was appointed Senior Vice President for Research and Development in April 1995. From 1986 to 1992, Dr. Vallner was Director, Corporate Technology Transfer, of Syntex. While at Syntex, he also performed various pharmaceutical development functions ranging from drug design and development to responsibility for regulatory filings with the FDA. Before joining Syntex, Dr. Vallner was a Group Leader with G.D. Searle, where he supervised pharmaceutical formulation development and development of new drug delivery systems. From 1974 to 1984, Dr. Vallner was Associate Professor of Pharmaceutics at the University of Georgia. Dr. Vallner received a Ph.D. in Pharmaceutics from the University of Wisconsin.

        Sally A. Davenport is a Company founder and has served as Corporate Secretary of SEQUUS since the Company's inception. She has been responsible for various administrative and corporate functions since 1981. Ms. Davenport received a B.S. degree in Technical Journalism from Iowa State University.

        Carl F. Grove was recently appointed Vice President for Corporate Development after serving as the Company's Vice President of Regulatory Affairs since January 1992 and as Vice President for R&D Administration and Planning from 1989 to 1992. Previously, he served the Company and a prior SEQUUS joint venture, Cooper-Lipotech, in various positions related to R&D project administration and planning since 1982. Mr. Grove received a M.S. degree in Urban Planning from the University of Oregon.

        Marc J. Gurwith, M.D., J.D. joined SEQUUS in January 1995 as Vice President and Associate Medical Director. Prior to joining SEQUUS, Dr. Gurwith was employed by Boehringer Mannheim Pharmaceuticals, most recently as Vice President of Medical and Scientific Affairs and previously as Senior Director of Clinical Research. In addition to over 10 years of pharmaceutical industry experience, Dr. Gurwith has over 20 years experience in teaching and consultation in the area of infectious disease control and therapy. Dr. Gurwith received his M.D. degree from Harvard Medical School and his J.D. degree from Temple University School of Law.

        Anthony H. Huang, Ph.D. has been Vice President of Product Development of SEQUUS since April 1995. He has served in various technical capacities with the Company for the last 12 years. Before joining the Company, he was a Research Investigator at Oak Ridge National Laboratory in Oak Ridge, Tennessee. Dr. Huang received a Ph.D. degree in Pharmacology from the University of California, San Francisco.

        Francis J. Martin, Ph.D. was appointed Vice President and Chief Scientific Officer of the Company in July 1994. From October 1986 he served as Vice President for Research and Principal Scientist, with responsibility for guiding and coordinating SEQUUS internal and extramural research activities for STEALTH liposome products. From 1981 to 1986, Dr. Martin served the Company in various capacities, including Director of Liposome Research and Formulations and was the Technical Director of SEQUUS' former joint venture, Cooper-Lipotech. Dr. Martin received a Ph.D. degree in Biochemistry from Northwestern University.

        Donald J. Stewart joined the Company in 1984 as Treasurer and Controller and was appointed Vice President for Finance in April 1995. Previously, he was Comptroller at Softcom, Inc. and a certified public accountant with Arthur Young & Company. Mr. Stewart received a M.B.A. from Santa Clara University.

        Peter K. Working, Ph.D., D.A.B.T., has been Vice President of Preclinical Research at SEQUUS since April 1995. From 1994 to 1995, he served as Senior Director of Pharmacology and Toxicology, and from 1992 to 1994 as Director of Pharmacology and Toxicology at SEQUUS. From 1988 to 1992, Dr. Working was a Senior Experimental Toxicologist at Genentech, Inc. From 1984 to 1988, he was a Staff Scientist in the Department of Cellular and Molecular Toxicology at the Chemistry Industry Institute of Toxicology in Research Triangle Park, North Carolina, where he was a Post-Doctoral Fellow from 1982 to 1984. He was board-certified in toxicology in 1989. Dr. Working received a Ph.D. degree in Human Anatomy from the University of California at Davis.

        Robert G. Faris has served as a director of the Company since March 1985. Since 1990, he has been President, Chief Executive Officer and a director of the Polish American Enterprise Fund, which invests United States government funds in Poland. From 1971 to 1987, he served as President of Alan Patricof Associates, Inc., an investment advisor to venture capital partnerships, and from 1987 to 1990, Mr. Faris was a private investor.

        Richard C.E. Morgan has served as a director of SEQUUS since May 30, 1990. Since 1986, he has been a general partner of Wolfensohn Partners L.P., a venture capital limited partnership, and the general partner of Wolfensohn Associates L.P. From 1984 to 1986, he served as an executive of James D. Wolfensohn, Inc., and from 1977 to 1984, he served as General Manager of The Schroder Strategy Group and director of J. Henry Schroder Wagg & Co. Ltd. (London). He is a director of Lasertechnics, Inc., a laser systems company, Celgene Corporation, a biotechnology company, Quidel Corporation, a medical diagnostics company, and MediSense, Inc., a blood glucose monitoring system company.

        E. Donnall Thomas, M.D. has served as a director of SEQUUS since May 27, 1993. Dr. Thomas currently is Professor Emeritus of Medicine, University of Washington School of Medicine in Seattle and a member of the Fred Hutchinson Cancer Research Center in Seattle. Dr. Thomas previously served, from 1974 to 1989, as Director of Medical Oncology and Director of Clinical Research Programs at the Fred Hutchinson Cancer Research Center and, from 1963 to 1985, he headed the Division of Oncology at the University of Washington School of Medicine in Seattle. Dr. Thomas received the Nobel Prize in Medicine and the Presidential Medal of Science in 1990. He received a M.D. degree from Harvard Medical School.

                                     PART II

ITEM 5.MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)     MARKET INFORMATION

        The Company's Common Stock is traded on the over-the-counter market under the Nasdaq National Market symbol SEQU. The table below sets forth the high and low sales prices for the Company's Common Stock as reported on the Nasdaq National Market for each calendar quarter within 1995 and 1994. These over-the-counter quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent the sales prices in actual transactions.

                                  High               Low
                                 -------           -------
1995:
  Fourth Quarter                 $14 1/4           $ 9 3/4
  Third Quarter                   15 1/8            10 1/4
  Second Quarter                  12 1/8             5 3/4
  First Quarter                   10                 5 1/2

1994:
  Fourth Quarter                 $ 8 1/8           $ 4 1/2
  Third Quarter                    7 3/4             4 3/4
  Second Quarter                   8 3/4             5 3/4
  First Quarter                   12 1/2             7 1/2

(b)     HOLDERS

        As of January 31, 1996, there were approximately 508 holders of record of the Company's Common Stock.


(c)     DIVIDENDS

                  The Company has not paid any cash dividends on its Common Stock and does not plan to pay any cash dividends in the foreseeable future. The Company's future dividend policy will be determined by its Board of Directors based on many factors, including results of operations, capital requirements and general business conditions.

ITEM 6. SELECTED FINANCIAL DATA

        Selected financial data are shown in Exhibit 13 of this Annual Report on Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Management's discussion and analysis of financial condition and results of operations appears in Exhibit 13 to this Annual Report on Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Financial Statements appear in Exhibit 13 to this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The Company incorporates by reference the information set forth under the caption "Election of Directors" in the Company's Proxy Statement to be filed with the Securities and Exchange Commission not later than April 29, 1996, and to be mailed to stockholders in connection with the Company's Annual Meeting of Stockholders (the "Proxy Statement"). Certain information relating to executive officers of the Company appears on pages 28 - 30 of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

        The Company incorporates by reference the information set forth under the caption "Executive Compensation" of the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The Company incorporates by reference the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" of the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The Company incorporates by reference the information set forth under the caption "Certain Transactions" of the Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)     1. AND 2. FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

        The following documents appear in Exhibit 13 to this Annual Report on Form 10-K and are filed as part hereof.

                                                                            Page
                                                                            ----
        Report of Independent Auditors                                       45

        Balance Sheets at December 31, 1995 and 1994                         46

        Statement of Operations for the years ended
           December 31, 1995, 1994 and 1993                                  48

        Statement of Stockholders' Equity for the years ended
           December 31, 1995, 1994 and 1993                                  49

        Statement of Cash Flows for the years ended
           December 31, 1995, 1994 and 1993                                  50

        Notes to Financial Statements                                        51

        Schedule II - Valuation and Qualifying Accounts                      58

        All other schedules are omitted because they are not required or the required information is included in the financial statements or notes thereto.

        3.       EXHIBITS:

        3.1      Restated Certificate of Incorporation (1)

        3.2      By-Laws (2)

        10.1*    1982 Employee Stock Option Plan (As Amended) (1)

        10.1.1*  1987 Employee Stock Option Plan

        10.1.2*  1987 Consultant Stock Option Plan

        10.1.4*  Employee Stock Purchase Plan

        10.1.5*  401(k) Plan and Adoption Agreement for 401(k) Plan (1)

        10.1.6*  LTI Flex Elect Section 125 Cafeteria Plan (1)

        10.1.7*  1990 Director Stock Option Plan

        10.2 Lease Agreement between Lincoln Property Company N.C. Inc. and the Company dated August 31, 1983, as amended (3)

        10.4* Employment Agreement dated as of June 30, 1983, between the Company and Sally A. Davenport (2)

        10.5 Forms of Confidentiality Agreements entered into by Employees, Consultants and Advisors of the Company (2)

        10.12 Common Stock and Warrant Purchase agreement between the Company and David Blech dated as of January 25, 1990 (5)

        10.14** Agreement between Zeneca Limited and the Company relating to "Amphocil" dated August 12, 1993, as amended as of March 1, 1994 and July 12, 1994

        10.15** Manufacturing and Supply Agreement between Ben Venue Laboratories, Inc. ("Ben Venue") and the Company relating to DOXIL dated January 1, 1993 (6)

        10.16** Manufacturing and Supply Agreement between Ben Venue and the Company relating to AMPHOCIL dated January 1, 1993 (6)

        10.17** Supply Agreement between Meiji Seika Pharma International LTD and the Company relating to Doxorubicin Hydrochloride, USP dated September 27, 1994 (6)

        10.18** Supply Agreement between A.L. Laboratories and the Company relating to Amphotericin B, USP dated February 15, 1994 (6)

        10.19 Employment Agreement between the Company and I. Craig Henderson dated June 26, 1995 (7)

        10.20 Employment Agreement between the Company and L. Scott Minick dated June 26, 1995 (7)

        13       1995 Annual Report to Security Holders

        23       Consent of Independent Auditors See page 38

        24       Power of Attorney See page 37

        27       Financial Data Schedule

- --------------
*Management or Compensatory plan or arrangement.

(1) Filed as an Exhibit with corresponding Exhibit Number to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1988 and incorporated herein by reference.

(2) Filed as an Exhibit with corresponding Exhibit Number to the Company's Registration Statement on Form S-1 (File No. 33-13332) and incorporated herein by reference.

(3) Filed as an Exhibit with corresponding Exhibit Number to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1987 and incorporated herein by reference.

(4) Filed as an Exhibit with corresponding Exhibit Number to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 and incorporated herein by reference.

(5) Filed as an Exhibit with corresponding Exhibit Number to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 and incorporated herein by reference.

(6) Filed as an Exhibit with corresponding Exhibit Number to the Company's Annual Report on Form 10-K/A-2 for the fiscal year ended December 31, 1994 and incorporated herein by reference.

(7) Filed as an Exhibit with corresponding Exhibit Number to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1995 and incorporated herein by reference.

(b)     REPORTS ON FORM 8-K.

        No reports on Form 8-K were filed during the quarter ended December 31, 1995.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    SEQUUS Pharmaceuticals, Inc.

Date:  March 28, 1996                                By: /s/  I. Craig Henderson
                                                         -----------------------
                                                              I. Craig Henderson
                                                         Chief Executive Officer

                      POWER OF ATTORNEY TO SIGN AMENDMENTS

        KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below does hereby constitute and appoint I. Craig Henderson and Sally A. Davenport, and each of them, with full power of substitution and full power to act without the other, his true and lawful attorney-in-fact and agent to act for him in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises in order to effectuate the same as fully, to all intents and purposes, as they or he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, may lawfully do or cause do be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                               Title                                   Date
- ---------                               -----                                   ----
/s/ I. Craig Henderson                  Chairman of the Board,                  March 28, 1996
- ----------------------------------      Chief Executive Officer
I. Craig Henderson, M.D., F.A.C.P.



/s/ L. Scott Minick                     President and Chief Operating Officer   March 28, 1996
- ----------------------------------
L. Scott Minick

/s/ Donald J. Stewart                   Vice President, Finance and Treasurer   March 28, 1996
- ----------------------------------      (Principal Financial Officer)
Donald J. Stewart

/s/ Robert G. Faris                     Director                                March 28, 1996
- ----------------------------------
Robert G. Faris

/s/ Richard C. E. Morgan                Director                                March 28, 1996
- ----------------------------------
Richard C. E. Morgan

/s/ E. Donnall Thomas                   Director                                March 28, 1996
- ----------------------------------
E. Donnall Thomas, M.D.

                          SEQUUS PHARMACEUTICALS, INC.
                                   EXHIBIT 23

                         CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in the Registration Statement (Form S-8 and S-3 Nos. 33-20301 and 33-35198) pertaining to the 1982 and 1987 Employee Stock Option Plans, Registration Statement (Form S-8 No. 33-30578) pertaining to the 401(k) Plan, Registration Statement (Form S-8 No. 33-37094) pertaining to the Employee Stock Purchase Plan, Registration Statement (Form S-3 No. 33-35129) pertaining to the 1990 Director Stock Option Plan, Registration Statement (Form S-3 No. 33-41880) pertaining to the March 1991 private placement of 1,250,000 units, of our report dated February 2, 1996, with respect to the financial statements included in this Annual Report (Form 10-K) of SEQUUS Pharmaceuticals, Inc.

Our audits also included the financial statement schedule of SEQUUS Pharmaceuticals, Inc. listed in Item 14(a). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statement taken as a whole, presents fairly in all material respects the information set forth therein.


                                                               ERNST & YOUNG LLP


Palo Alto, California
March 28, 1996