Form 10-Q
period 1996-03-31
SEQUUS PHARMACEUTICALS INC
filed 1996-05-14
CIK 812444

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

    /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

                                       OR

    / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR
           15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________________ to ___________________

                         Commission file number 0-15847

                          SEQUUS PHARMACEUTICALS, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                           94-3031834
(State or other jurisdiction of                           (IRS Employer
incorporation or organization)                          Identification No.)

                    960 Hamilton Court, Menlo Park, CA 94025
                    (Address of principle executive offices)

                                 (415) 323-9011
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X  No
    ---     ---

At May 02, 1996 the number of outstanding shares of the Company's common stock, par value $.001, was 28,715,783.

                          SEQUUS PHARMACEUTICALS, INC.

                                      INDEX

PART I.       FINANCIAL INFORMATION                                    Page No.
                                                                       -------
     ITEM 1.      Condensed Financial Statements (unaudited)

                  Condensed Balance Sheets
                  March 31, 1996 and December 31, 1995................   1

                  Condensed Statements of Operations for the
                  Three Months Ended March 31, 1996 and 1995..........   2

                  Condensed Statements of Cash Flows for the
                  Three Months Ended March 31, 1996 and 1995..........   3

                  Notes to Condensed Financial Statements ............   5

     ITEM 2.      Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.......   7

PART II. OTHER INFORMATION

     ITEM 6.      Exhibits and Reports on Form 8-K....................  18

     Signature........................................................  19

                          SEQUUS PHARMACEUTICALS, INC.
                            CONDENSED BALANCE SHEETS
                         (in thousands except par value)
                                   (unaudited)

                                                          March 31,      December 31,
                                                           1996              1995
                                                         ---------       -----------
 ASSETS

 Current Assets:
   Cash and cash equivalents                             $   5,863        $   6,770
   Short-term marketable investments                        39,144           43,506
   Trade accounts receivable                                 2,473            1,642
   Inventories                                               1,982            1,105
   Prepaid expenses and other current assets                   529              949
                                                         ---------        ---------
                  Total Current Assets                      49,991           53,972

   Equipment and improvements, net                           3,693            3,591
   Other assets                                                249              245
                                                         ---------        ---------
                  Total Assets                           $  53,933        $  57,808
                                                         =========        =========


 LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities:
  Accounts payable                                       $   1,800        $   2,773
  Accrued compensation                                       1,521            2,310
  Accrued clinical costs                                     1,754            1,664
  Other accrued liabilities                                    865              746
  Deferred revenue                                             358              716
                                                         ---------        ---------
                 Total Current Liabilities                   6,298            8,209

Stockholders' Equity:
  Preferred stock, par value $.01                             --                  4
  Common stock, par value $.001                                 29               26
  Additional paid-in capital                               186,668          182,996
  Accumulated deficit                                     (139,062)        (133,427)
                                                         ---------        ---------
                 Total Stockholders' Equity                 47,635           49,599
                                                         ---------        ---------

        Total Liabilities and Stockholders' Equity       $  53,933        $  57,808
                                                         =========        =========



            See accompanying notes to condensed financial statements.

                          SEQUUS PHARMACEUTICALS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                     (in thousands except per share amounts)
                                   (unaudited)

                                                        Three Months Ended
                                                            March 31,
                                                       ----------------------
                                                         1996           1995
                                                      --------       --------
Revenues:

       Net Sales                                       $ 4,457        $   884
       Royalties and fees
                                                            37              8
                                                       -------        -------
                  Total Revenues                         4,494            892

Expenses:

       Cost of goods sold                                  531            195
       Research and development                          5,929          5,482
       Selling, general and administrative               4,458          4,441

                                                       -------        -------
                  Total Expenses                        10,918         10,118

Net interest and other income                              647             61

         Net Loss                                      $(5,777)       $(9,165)

                                                       =======        =======
Net loss per common share                              $ (0.21)       $ (0.48)
                                                       =======        =======
Common and common equivalent
shares used in calculation of net loss per share        27,911         19,123
                                                       ========       =======



            See accompanying notes to condensed financial statements.

                          SEQUUS PHARMACEUTICALS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                    Three Months Ended
                                                                        March 31,
                                                                 ------------------------
                                                                   1996            1995
                                                                 --------        --------
   Cash flows from operating activities:
        Net loss                                                 $ (5,777)       $ (9,165)
        Adjustment to reconcile net loss to net cash
        used by operating activities:
                 Depreciation and amortization                        533             486
        Decrease (increase) in assets:
                 Trade accounts and interest receivable              (831)            197
                 Inventories                                         (877)            (90)
                 Prepaid expenses and other current assets            420              10
                 Other assets                                         (30)             (3)
        Increase (decrease) in liabilities:
                 Accounts payable                                    (973)           (483)
                 Accrued compensation                                (789)          2,274
                 Accrued clinical costs                                90            (419)
                 Other accrued liabilities                            119             754
                 Deferred revenue                                    (358)             --
                                                                 --------        --------
                 Net cash used by operating activities             (8,473)         (6,439)
                                                                 --------        --------

Cash flows from investing activities:
        Available-for-sale securities:
                 Purchases                                        (21,915)           (313)
                 Sales                                             25,217              --
                 Maturities                                         1,202           5,534
        Capital expenditures                                         (609)            (83)
                                                                 --------        --------
        Net cash provided by investing activities                   3,895           5,138
                                                                 --------        --------

Cash flows from financing activities:
        Sale of common stock                                        3,671             254
        Sale of preferred stock                                        --          10,033
                                                                 --------        --------
                 Net cash provided by financing activities          3,671          10,287
                                                                 --------        --------

Net increase (decrease) in cash and cash equivalents             $   (907)       $  8,986
 carried forward)                                                --------        --------


            See accompanying notes to condensed financial statements.

                          SEQUUS PHARMACEUTICALS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                               Three Months Ended
                                                                    March 31,
                                                            ----------------------
                                                               1996          1995
                                                            -------        -------
Net increase (decrease) in cash and cash equivalents
   (brought forward)                                        $  (907)       $ 8,986

 Cash and cash equivalents at beginning of the period         6,770          5,448
                                                            -------        -------

 Cash and cash equivalents at end of the period             $ 5,863        $14,434
                                                            -------        -------

 Supplemental disclosures of cash flow information:

      Cash paid during the period for interest              $    --        $    --
                                                            -------        -------





            See accompanying notes to condensed financial statements.

                          SEQUUS PHARMACEUTICALS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 March 31, 1996
                                   (unaudited)

1.       BASIS OF PRESENTATION

         SEQUUS Pharmaceuticals, Inc. ("SEQUUS" or the "Company") is engaged in the development, manufacture, marketing and sale of proprietary liposome and lipid-based products primarily to treat cancer and certain fungal infections. SEQUUS' strategic emphasis is on injectable pharmaceutical products designed to improve the efficacy and reduce the toxicity of selected existing and new drugs used to treat cancer and infectious diseases.

         In the opinion of management, the accompanying unaudited condensed financial statements of SEQUUS contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31,1996, and the results of operations and cash flows for the three months ended March 31, 1996 and 1995 in accordance with generally accepted accounting principles.

         These condensed financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1995, which were filed with the Securities and Exchange Commission on Form 10-K.

         Although the nature of the business is not seasonal, the results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

2.       CASH AND CASH EQUIVALENTS AND MARKETABLE INVESTMENTS

         The Company invests its excess cash principally in government securities and high-grade investment paper. The Company maintains its cash, cash equivalents and investments in several different instruments with various banks and brokerage houses. The diversification of risk is consistent with Company policy to maintain liquidity and ensure the safety of principal.

         Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. At March 31, 1996, all investments are classified as available-for-sale securities and are carried at fair value, with the unrealized gains and losses reported as a component of accumulated deficit. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in net interest and other income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

         The following is a summary of available-for-sale securities:

           As of March 31, 1996                         Amortized     Gross Unrealized    Estimated
                                                                      ----------------
                                                          Cost        Gains     Losses    Fair Value
                                                          ----        -----     ------    ----------
                                                                       (in thousands)

          United States government securities ......   $ 23,134       $142       ($22)     $23,254
          United States corporate securities .......   $ 11,869       $ 42        $ 0      $11,911
          Foreign debt securities ..................   $  9,974       $  4       ($ 2)     $ 9,976
                                                       --------       ----        ---      -------
                                                       $ 44,977       $188       ($24)     $45,141
                                                       ========       ====       ====      =======


          As of December 31, 1995                       Amortized     Gross Unrealized    Estimated
                                                                      ----------------
                                                          Cost        Gains     Losses    Fair Value
                                                          ----        -----     ------    ----------
                                                                       (in thousands)
          United States government securities ......   $ 20,234       $ 15       ($10)     $20,239
          United States corporate securities .......   $ 10,314          8         --      $10,322
          Foreign debt securities ..................   $ 12,936          9         --      $12,945
                                                       --------        ---        ---      -------
                                                       $ 43,484       $ 32       ($10)     $43,506
                                                       ========       ====        ===       ======




         The gross realized gains and losses on sales of available-for-sale securities were immaterial for the quarters ended March 31, 1996 and 1995. As of March 31, 1996 the average portfolio duration was approximately 109 days.

3.       INVENTORIES

         Inventories are stated at the lower of cost (principally first-in, first-out) or market. The inventory detail at March 31, 1996 and December 31, 1995 is as follows:

                                              March 31,       December 31,
                                                1996             1995
                                                ----             ----
                                                    (in thousands)
                Raw materials ...........     $  839           $  898
                Work-in-process .........        641               68
                Finished goods ..........        502              139
                                              ------           ------
                                              $1,982           $1,105
                                              ======           ======



4.       STOCKHOLDERS' EQUITY

         During the first quarter of 1996, the Company received proceeds of approximat ely $3,672,000 from the exercise of warrants and stock options. O f this, approximately $3,000,000 was due to the exercise of warrants to purchase approximately 700,000 shares of Common Stock at $4.25 per share. These warrants were acquired by investors in a private placement financing in March 1991. Exercisable warrants for an additional 500,000 shares of Common Stock, which expire in March 1997, remain outstanding from the March 1991 private placement.

         In February 1996, the Company gave notice to investors in a March 1995 private placement of the conversion to Common Stock of 480,000 shares of Series A Convertible Reset ("Preferred Stock"). Each Preferred Share was converted into 3.367 shares of Common Stock (rounded down to the nearest whole share). As of March 31, 1996, 48,000 shares of Preferred Stock remained outstanding.

ITEM 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements in this report that relate to future plans, events or performance are forward-looking statements. Actual results, events or performance may differ materially due to a variety of factors, including the factors described under "Factors That May Affect Future Results, Events or Performance" below. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

     The Company is a leader in the development, manufacture, marketing and sale of liposome and lipid-based biopharmaceutical products primarily to treat cancer and certain fungal infections. In November 1995, SEQUUS received marketing clearance from the FDA for its proprietary anticancer drug, DOXIL(R) (doxorubicin HCI liposome injection), for the treatment of AIDS patients with Kaposi's sarcoma ("KS") whose KS has progressed on prior chemotherapy or in patients who are intolerant to such therapy. In December 1995, the Company launched DOXIL in the U.S. SEQUUS recently received a unanimous opinion from the European Committee for Proprietary Medicinal Products ("CPMP") recommending marketing authorization of DOXIL under the tradename CAELYX, in the 15 member states of the European Union ("EU"), for both first-line and second-line treatment of AIDS-KS in patients with low CD4 counts and extensive mucocutaneous or visceral disease. AMPHOTEC(TM) (amphotericin B colloidal dispension), the Company's proprietary product for treatment of life-threatening systemic fungal infections, is being marketed in Denmark, Finland, Ireland, Russia, Singapore and the U.K. and has also received marketing clearance in Brazil, the Czech Republic, the Netherlands and Sweden for treating systemic fungal infections in patients for whom conventional therapy (amphotericin B) is contraindicated due to toxicity or renal failure or for whom previous antifungal therapy was not successful.

     The Company has incurred losses in each year since its inception and had accumulated approximately $139.2 million in net losses through March 31, 1996, including a loss of $5.8 million in the first quarter of 1996. Although the Company has commenced marketing DOXIL in the U.S. and AMPHOTEC in the U.K. and five other countries, the Company expects operating losses to continue because of expenditures associated with research, preclinical testing and clinical trials, marketing expenses and other expenses relating to the development, manufacture, marketing and sale of its products. If the Company elects to expand clinical trials for additional indications of DOXIL, research and development spending will increase in 1996.

     In the fourth quarter of 1995 and the first quarter of 1996, SEQUUS recognized revenue from initial shipments of DOXIL to distributors based upon evidence of sell-through. The Company expects its marketing and sales expenses to increase significantly as it proceeds with the commercialization of DOXIL in the U.S. through its direct sales and marketing organization. As of March 31, 1996, SEQUUS had a sales force of 24 individuals experienced in the sale of pharmaceutical and biopharmaceutical products, with particular emphasis on oncology. A competitor of the Company recently received approval from the FDA for the use of a liposomal anthracycline formulation as first-line therapy for AIDS-KS and has also received approval for the same indication in four European countries. The approvals could have an adverse effect on the market penetration of DOXIL. The Company currently uses Ben Venue Laboratories, Inc., a contract manufacturer, for the commercial-scale manufacturing of its products.

     The Company and Zeneca Pharmaceuticals ("Zeneca"), a multinational pharmaceutical company, have submitted MAAs for AMPHOTEC in other EU countries and similar applications in other countries. On September 13, 1995, the CPMP reviewed the Company's application for AMPHOTEC marketing approval in the EU countries. Germany, France, Spain, Greece and Luxembourg did not accept the MAAs. Based primarily on the CPMP review, SEQUUS believes national approval will be forthcoming in Austria, Italy and Portugal. However, there can be no assurance that approvals will be forthcoming on a timely basis, or at all. In addition, the CPMP review indicates that Belgium can approve AMPHOTEC for marketing upon the receipt of additional clinical information, although there can be no assurance that the Company will be able to provide additional data or, if provided, that approval will be forthcoming on a timely basis, or at all. If approvals are received, SEQUUS and Zeneca may negotiate pricing in each of these countries, which the Company believes would take as long as six to 12 months or longer following market approval. A competitor of the Company has regulatory approval in approximately 20 countries, primarily in Europe, to sell a liposomal amphotericin B product which targets indications similar to those targeted by AMPHOTEC. Another competitor introduced its liposomal amphotericin B product as the third entrant in the U.K. market at a price substantially below the price of the other lipid-based antifungals. This product was also recently launched in the United States. This competition could have an adverse effect on AMPHOTEC's market penetration and pricing in both Europe and, if marketing clearance is obtained, in the United States.

     In August 1993, the Company signed a distribution agreement with Zeneca under which Zeneca will market and sell AMPHOTEC in most European countries. In March 1994, SEQUUS and Zeneca announced the expansion of their August 1993 agreement to cover all countries not previously covered with the exception of the United States, Canada, Japan and selected small markets. Sales of AMPHOTEC to date have been below expectations and Zeneca and the Company have initiated discussions regarding modifications to their agreement.

     The Company is evaluating various product distribution arrangements that could affect near-term and long-term financial performance.

Results of Operations

Three Months Ended March 31, 1996 and 1995

Revenues

     Total revenues, most of which were product sales, were $4.5 million, during the three month period ended March 31, 1996 compared with $0.9 million recorded during the three month period ended March 31, 1995. DOXIL product sales represent 91% of total product sales in the three month period ended March 31, 1996 compared to 0% in the same period of 1995. For the three month period ended March 31, 1995, most of the Company's product sales represent sales of AMPHOTEC to Zeneca. Modest shipments of product were made to Zeneca in the first quarter of 1996 and the Company anticipates only limited sales to Zeneca for the foreseeable future.

Operating Expenses

     The Company's gross margin increased to 88.1% of net sales in the three month period ended March 31, 1996 from 77.9% of net sales in the three month period ended March 31, 1995. The increase in gross margin was due to higher margins for DOXIL sales in the U.S. where the Company currently markets directly to the customer. The Company anticipates that the gross margin on net sales will not change materially in the second quarter. In the three month period ended March 31, 1995, the net sales were primarily AMPHOTEC sales to Zeneca which markets the product to the customer.

     Generally, a majority of the Company's operating expenses are incurred for research and development ("R&D"), including preclinical testing and clinical trials required for new pharmaceutical products. The principal items of R&D expense are personnel costs, costs of clinical trials, clinical production and supplies. R&D increased to $5.9 million in the three month period ended March 31, 1996, from $5.5 million in 1995, an increase of $0.4 million. This increase is due to a general overall increase in expenses. If the Company elects to expand clinical trials for additional indications of DOXIL, R&D expenses may continue to increase.

     Selling, general and administrative ("SG&A") expenses increased to $4.5 million in the three month period ended March 31, 1996 from $4.4 million in the same period in 1995, an increase of $0.1 million. SG&A expenses in the three month period ended March 31, 1995 included accrued expenses in connection with termination of the employment of certain officers. Disregarding these accrued expenses, SG&A expenses increased significantly in the three month period ended March 31, 1996 principally reflecting an increase in marketing and sales expenses related to the expansion of the sales force to market DOXIL in the U.S. The Company has a sales force of 24 individuals experienced in the sale of pharmaceutical and biopharmaceutical products and additional internal staff to support sales operations.

Net Interest Income

     Net interest income increased to $0.7 million in the three month period ended March 31, 1996 from $0.1 million in the same period of 1995, an increase of $0.6 million due to the increase in cash available for investment from the proceeds of the Company's public offering of Common Stock in the fourth quarter of 1995.

Net Loss

     The Company's net loss decreased to $5.8 million for the three month period ended March 31, 1996 from $9.2 million for the same period of 1995, a decrease of $3.4 million. The net loss per share was $0.21 for the the three month period ended March 31, 1996 compared to $0.48 in the same period of 1995. However, the number of weighted shares outstanding at March 31, 1996 were 27,911,000 as compared to 19,123,000 at March 31, 1995. The decrease in the net loss was due to the increase in net sales of DOXIL and an increase in interest income partially offset by modest growth in total operating expenses.

Liquidity and Capital Resources

     The Company's cash and cash equivalents and marketable investments at March 31, 1996 were $45.0 million, a decrease of $5.3 million from $50.3 million at December 31, 1995. This decrease represents principally cash provided by option and warrant exercises offset by cash used by operations and capital expenditures. During the three month period ended March 31, 1996, the Company received approximately $3.7 million from the exercise of warrants and stock options. Of this, approximately $3.0 million was due to the exercise of warrants to purchase approximately 700,000 shares of Common Stock at $4.25 per share. These warrants were acquired by investors in a private placement financing in March 1991. Exercisable warrants for an additional 500,000 shares of SEQUUS Common Stock, which expire in March 1997, remain outstanding from the March 1991 private placement. In February 1996, the Company gave notice to investors in a March 1995 private placement of the conversion to Common Stock of 480,000 shares of Series A Convertible Reset Preferred Stock. Each share of Preferred Stock was converted into 3.367 shares of Common Stock (rounded down to the nearest whole share). The conversion was completed in April 1996.

     The Company's strategy has been to fund from its own cash resources the preclinical and clinical development of two of its proprietary products, DOXIL and AMPHOTEC and the continued research and development of additional STEALTH liposome products. This strategy requires significant operating and capital expenditures including the possible construction of a pilot production facility which is currently in the planning phase.

     The Company believes that at planned spending rates its existing cash balances, interest income earned thereon and revenues from operations will be adequate to fund its planned activities at least through at least the next 12 months, although it may seek additional financing sooner. There can be no assurance that adequate financing will be available on satisfactory terms, if at all.

Factors That May Affect Future Results, Events or Performance

     SEQUUS wishes to caution readers that the following important factors, among others, may affect the Company's future results, events or performance and could cause actual results, events or performance to differ materially from those expressed in any forward-looking statements made by the Company in this report or presented elsewhere by the Company from time to time.

Uncertainty of Market Acceptance

     The Company has only received limited revenues from the sales of its products and only has limited experience in marketing its products. A number of factors may limit the market acceptance of AMPHOTEC, DOXIL and any other products developed by the Company, including the timing of regulatory approval and market entry relative to competitive products, the availability of alternate therapies, the price of the Company's products relative to alternative therapies, the availability of third-party reimbursement and the extent of marketing efforts by third-party distributors or agents retained by the Company. Until quite recently, no therapeutic product based on liposome or lipid-based technology was commercially available in the United States. As a result, unanticipated side effects or unfavorable publicity concerning any product incorporating liposome or lipid-based technologies could have an adverse effect on the Company's ability to obtain physician, patient or third-party payor acceptance and to sell the Company's products. There can be no assurance of the Company's ability, or the length of time required, to achieve commercialization of the Company's products or that physicians, patients or third-party payors will accept liposome products or any of the Company's products as readily as traditional forms of medication or at all.

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

     The Company's two principal competitors in liposomal drug delivery are NeXstar Pharmaceuticals, Inc. ("NeXstar") and The Liposome Company ("TLC"), both of which have received regulatory approval for products competitive with the Company's products. NeXstar recently received approval from the FDA with respect to its liposome-based daunorubicin product (a liposomal anthracycline formulation) for use in first-line therapy of KS patients and has also received approval for the same indication in four European countries. DOXIL has been approved and is being marketed in the U.S. as a second-line treatment for AIDS-KS and has been recommended for approval in the 15 E.U. countries for both first-line and second-line therapy of AIDS-KS (see "DOXIL Regulatory Status"). A NeXstar liposomal amphotericin B product has been on the market in Europe since 1989 and has achieved substantial market share as compared to the limited market penetration achieved to date by the Company's lipid-based amphotericin B product, AMPHOTEC. In late 1995, TLC launched its lipid-based amphotericin B product in the U.S. The Company's NDA for AMPHOTEC is under review by the FDA. TLC also received approval for its amphotericin B product in several European countries and has additional MAAs pending.

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

Uncertainty of Pharmaceutical Pricing and Reimbursement

     The Company's business may be materially adversely affected by the continuing efforts of worldwide governmental and third-party payors to contain or reduce the costs of health care in general and drugs in particular. For example, in most foreign markets, including markets the Company is seeking to enter, pricing of prescription pharmaceuticals is subject to government pricing control. In these markets, once marketing approval is received, pricing negotiation could take as long as another six to 12 months or longer. In the United States, there has been, and the Company expects that there will continue to be, a number of federal and state proposals to implement similar government pricing control. In addition, an increasing emphasis on managed care and consolidation of hospital purchasing in the United States has and will continue to put pressure on pharmaceutical pricing. Such proposals, if adopted, and such initiatives could decrease the price that the Company receives for any products it may develop and sell in the future and thereby have a material adverse effect on the Company's business, financial condition and results of operations. Further, to the extent that such proposals or initiatives have a material adverse effect on pharmaceutical companies that are collaborators or prospective collaborators for certain of the Company's potential products, the Company's ability to commercialize its potential products may be materially adversely affected. In addition, price competition may result from competing product sales, attempts to gain market share or introductory pricing schemes, which would have a material adverse effect on the Company's business, financial condition and results of operations.

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

AMPHOTEC Regulatory Status

     SEQUUS has received marketing approval for AMPHOTEC in Brazil, Denmark, the Czech Republic, Finland, Ireland, the Netherlands, Russia, Singapore, Sweden and the U.K. for treating systemic fungal infections in patients for whom conventional amphotericin B is contraindicated due to toxicity or renal failure or for whom previous antifungal therapy was unsuccessful. The Company and Zeneca have submitted MAAs for AMPHOTEC in other EU countries and similar applications in other countries. On September 13, 1995, the CPMP reviewed the Company's application for product marketing approval. Germany, France, Spain, Greece and Luxembourg did not accept the MAAs. Subsequently, the Company and Zeneca have withdrawn the application in Germany. Based primarily on the CPMP review, SEQUUS believes national approvals will be forthcoming in Austria, Italy and Portugal. However, there can be no assurance that approvals will be forthcoming on a timely basis, or at all. In addition, the CPMP review indicates that Belgium can approve AMPHOTEC for marketing upon the receipt of additional clinical information, although there can be no assurance that the Company will be able to provide additional data or, if provided, that approval will be forthcoming on a timely basis, or at all. If approvals are received, SEQUUS and Zeneca may negotiate pricing in each of these countries, which the Company believes will take as long as six to 12 months or longer following marketing approval.

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

Dependence on Third-Party Distributor and Agents; Limited Marketing and Sales Experience

     In 1995, a substantial portion of the Company's product revenues came from sales either to a third-party distributor (Zeneca) or through third-party agents. For the fiscal year ended December 31, 1995, 41% of the Company's product sales represent sales of AMPHOTEC to Zeneca as compared to 91% for 1994. A significant portion of these sales of AMPHOTEC reflect pipeline-filling (inventory) orders. The

Company did not ship any AMPHOTEC to Zeneca in 1995 after the first quarter. One shipment of product was made in the first quarter of 1996, which represented approximately 4% of sales, and the Company anticipates only limited sales to Zeneca for the foreseeable future. The level of the Company's future sales of AMPHOTEC to Zeneca will depend upon the rate at which the product penetrates the existing approved markets of Brazil, the Czech Republic, Denmark, Ireland, Finland, the Netherlands, Russia, Singapore, Sweden and the U.K., as well as the timing of additional approvals in other countries, if any. Sales of AMPHOTEC to date have been below expectations, and Zeneca and the Company have initiated discussions regarding modifications to their agreement.

     The Company expects to market and sell its products directly, or possibly co-promote them with strategic partners, in the U.S. In this regard, SEQUUS currently employs a sales and marketing team of 24 professionals to market DOXIL, which the Company may expand if marketing clearance is obtained for AMPHOTEC. This group is experienced in the sale of pharmaceutical and biotechnology products to physicians, hospitals and clinics, including managed care providers, and in facilitating reimbursement with third-party payors. The Company intends to increase the size of this staff if warranted. Developing such a marketing and sales organization will require significant additional expenditures, management resources and time. The Company has limited experience marketing and selling its products. In addition, the loss of certain key sales personnel would delay and adversely affect the sales effort and would have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to implement its marketing plan successfully. If the Company enters into any marketing partnerships in the United States, such as those currently under consideration, this would significantly reduce the Company's margins on these products. There can be no assurance that the Company will be able to establish such a marketing and sales organization successfully or manage its marketing organization successfully.

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

     The Company relies on certain suppliers of key raw materials to provide an adequate supply of such materials for production of finished products. Certain materials are purchased from single sources. In particular, amphotericin B and doxorubicin are currently each supplied to the Company by single sources, and the number of alternative sources is severely limited. For example, the Company has a five-year, sole-source supply agreement with Meiji Seika Pharma International, Ltd. to supply the Company with doxorubicin for DOXIL. There can be no assurance that the doxorubicin supplied under the agreement will meet FDA requirements applicable to DOXIL, which could delay or prevent future sales of DOXIL, if any, by the Company. Although the Company has supply agreements in place with the suppliers of its key raw materials, the number of alternative qualified suppliers of key raw materials required for the manufacture of AMPHOTEC and DOXIL is limited. The disqualification or loss of a sole source supplier could have a material adverse effect on the Company because of a delay or inability in obtaining and qualifying an alternate supplier and the costs associated with such delay and in finding and qualifying an alternate supplier. Regulatory requirements applicable to pharmaceutical products tend to make the substitution of suppliers costly and time consuming. The unavailability of adequate commercial quantities, the loss of a supplier's regulatory approval, the inability to develop alternative sources, a reduction or interruption in supply or a significant increase in the price of materials could have a material adverse effect on the Company's ability to manufacture and market its products and its results of operations.

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

History of Operating Losses; Need for Additional Financing

     The Company has incurred losses in each year since its inception and has accumulated approximately $139.1 million in net losses through March 31, 1996, including a net loss of $5.8 million in the first quarter of 1996. The Company to date has generated limited revenues. There can be no assurance that revenues from product sales will be significant or sufficient to fund operations. Owing to expenditures associated with self-funded research, preclinical and clinical programs, marketing expenses and other activities related to seeking regulatory approval and achieving commercialization of its products, the Company expects to continue to incur operating losses. Additional financing is likely to be required to fund the Company's continuing operations and product and business development activities in the form of debt or equity securities or bank financing. There can be no assurance that such financing will be available on acceptable terms, if at all. The unavailability of such financing could delay or prevent the development, testing, regulatory approval, manufacturing or marketing of some or all of the Company's products and could have a material adverse effect on the Company.

Dependence on Key Personnel; Management Transition

     The Company's success depends largely upon its ability to attract and retain qualified scientific, engineering, manufacturing, sales and marketing and management personnel. The Company faces competition for such personnel from other companies, academic institutions, government entities and other organizations. There can be no assurance that the Company will be successful in hiring or retaining such personnel. Three of the key executive officers of the Company have joined the management team in the last ten months. The new management team will face significant challenges in transitioning the Company from research and development to manufacturing and marketing if the Company's products obtain regulatory approval. There can be no assurance that the management team can successfully manage the transition of the Company's business.

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

PART II - OTHER INFORMATION

ITEM 6.

Exhibits and Reports on Form 8-K

(a)      Exhibits:

10.2.1 Lease Agreement between Lincoln Menlo IV & V Associates Limited and the Company dated February 13, 1996 for 960 and 978 Hamilton Court, Menlo Park, California.

10.2.2 Lease Agreement between Lincoln Menlo IV & V Associates Limited and the Company dated February 13, 1996 for 1050, 1080 and 1098 Hamilton Court, Menlo Park, California.

10.2.3 Lease Agreement between Lincoln Menlo III Associates Limited and the Company dated May 1, 1995 for 1180 Hamilton Court, Menlo Park, California.

10.2.4 Lease Agreement between Lincoln Menlo VI and the Company dated February 1, 1996 for 1360 Willow Road, Menlo Park, California.

27                Financial Data Schedule

(b) Reports on Form 8-K. During the three months ended March 31, 1996, no reports on Form 8-K were filed.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 SEQUUS PHARMACEUTICALS, INC.
                                                       (Registrant)



Date:  May 14, 1996                              By: /s/ Donald J. Stewart
                                                    -------------------------
                                                 Donald J. Stewart
                                                 Vice President, Finance
                                                  (Principal Accounting Officer)

                                EXHIBIT INDEX

10.2.1 Lease Agreement between Lincoln Menlo IV & V Associates Limited and the Company dated February 13, 1996 for 960 and 978 Hamilton Court, Menlo Park, California.

10.2.2 Lease Agreement between Lincoln Menlo IV & V Associates Limited and the Company dated February 13, 1996 for 1050, 1080 and 1098 Hamilton Court, Menlo Park, California.

10.2.3 Lease Agreement between Lincoln Menlo III Associates Limited and the Company dated May 1, 1995 for 1180 Hamilton Court, Menlo Park, California.

10.2.4 Lease Agreement between Lincoln Menlo VI and the Company dated February 1, 1996 for 1360 Willow Road, Menlo Park, California.

27                Financial Data Schedule