Form 10-Q
period 1996-06-30
SEQUUS PHARMACEUTICALS INC
filed 1996-08-14
CIK 812444

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

          [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       OR

          [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from ____________________ to ____________________

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


                    960 Hamilton Court, Menlo Park, CA 94025
                    (Address of principal executive offices)

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

At July 29, 1996 the number of outstanding shares of the Company's common stock, par value $.0001, was 29,220,378.

                          SEQUUS PHARMACEUTICALS, INC.

                                      INDEX





PART I.    FINANCIAL INFORMATION                                        Page No.
                                                                        --------

  ITEM 1.  Condensed Financial Statements (unaudited)

           Condensed Balance Sheets
           June 30, 1996 and December 31, 1995..........................   1

           Condensed Statements of Operations for the
           Three Months and Six Months Ended June 30, 1996 and 1995.....   2

           Condensed Statements of Cash Flows for the
           Six Months Ended June 30, 1996 and 1995......................   3

           Notes to Condensed Financial Statements .....................   4

  ITEM 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations................   6


PART II. OTHER INFORMATION

  ITEM 4.  Submission of Matters to a Vote of Security Holders..........  18

  ITEM 6.  Exhibits and Reports on Form 8-K.............................  18

  Signature.............................................................  19

                          SEQUUS PHARMACEUTICALS, INC.
                            CONDENSED BALANCE SHEETS
                         (in thousands except par value)
                                   (unaudited)


                                                                     June 30,           December 31,
                                                                       1996                 1995
                                                                     --------           ------------
 ASSETS

Current Assets:
  Cash and cash equivalents                                          $  10,673           $   6,770
  Short-term marketable investments                                     31,775              43,506
  Accounts receivable, net                                               2,455               1,642
  Inventories                                                            3,169               1,105
  Prepaid expenses and other current assets                                781                 949
                                                                     ---------           ---------
                 Total Current Assets                                   48,853              53,972

  Equipment and improvements, net                                        4,041               3,591
  Other assets                                                             224                 245
                                                                     ---------           ---------
                 Total Assets                                        $  53,118           $  57,808
                                                                     =========           =========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                                   $   2,435           $   2,773
  Accrued clinical costs                                                 1,609               1,664
  Accrued compensation                                                   1,693               2,310
  Other accrued liabilities                                                674                 746
  Deferred revenue                                                          --                 716
                                                                     ---------           ---------
                 Total Current Liabilities                               6,411               8,209

Stockholders' Equity:
  Preferred stock, par value $.01                                           --                   4
  Common stock, par value $.0001                                             3                   3
  Additional paid-in capital                                           191,076             183,019
  Accumulated deficit                                                 (144,372)           (133,427)
                                                                     ---------           ---------
                 Total Stockholders' Equity                             46,707              49,599
                                                                     ---------           ---------

                 Total Liabilities and Stockholders' Equity          $  53,118           $  57,808
                                                                     =========           =========


            See accompanying notes to condensed financial statements

                          SEQUUS PHARMACEUTICALS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                     (in thousands except per share amounts)
                                   (unaudited)



                                                       Three Months Ended            Six Months Ended
                                                            June 30,                     June 30,
                                                     ----------------------      ----------------------
                                                       1996          1995          1996          1995
                                                     --------      --------      --------      --------
Revenues:

       Net sales                                     $  5,485      $    156      $  9,942      $  1,040
       Royalties and fees                                  32            30            69            38
                                                     --------      --------      --------      --------
                  Total Revenues                        5,517           186        10,011         1,078

Expenses:

       Cost of goods sold                                 690            80         1,221           275
       Research and development                         5,799         5,247        11,728        10,729
       Selling, general and administrative              4,400         1,752         8,858         6,193
                                                     --------      --------      --------      --------
                  Total Expenses                       10,889         7,079        21,807        17,197

Net interest and other income                             199           139           846           200
                                                     --------      --------      --------      --------
                  Net Loss                           $ (5,173)     $ (6,754)     $(10,950)     $(15,919)
                                                     ========      ========      ========      ========

Net loss per share                                   $  (0.18)     $  (0.33)     $  (0.39)     $  (0.80)
                                                     ========      ========      ========      ========

Shares used in calculation of net loss per share       28,944        20,638        28,426        19,880
                                                     ========      ========      ========      ========


            See accompanying notes to condensed financial statements

                          SEQUUS PHARMACEUTICALS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                          Six Months Ended
                                                                              June 30,
                                                                       ----------------------
                                                                         1996          1995
                                                                       --------      --------
Cash flows from operating activities:
         Net loss                                                      $(10,950)     $(15,919)
         Adjustment to reconcile net loss to net cash
         used by operating activities:
                  Depreciation and amortization                             901           971
         Change in assets and liabilities:
                  Accounts receivable                                      (813)          165
                  Inventories                                            (2,064)         (120)
                  Prepaid expenses                                          168           219
                  Other assets                                              (29)           (7)
                  Accounts payable                                         (338)         (805)
                  Accrued clinical costs                                    (55)         (877)
                  Accrued compensation                                     (617)          562
                  Other accrued liabilities                                 (72)          (98)
                  Deferred revenue                                         (716)           --
                                                                       --------      --------
                  Net cash used by operating activities                 (14,585)      (15,909)
                                                                       --------      --------

 Cash flows from investing activities:
         Available-for-sale securities:
                  Purchases                                             (21,911)       (9,849)
                  Sales                                                  25,217            --
                  Maturities                                              8,429         9,721
         Capital expenditures                                            (1,300)         (415)
                                                                       --------      --------
                  Net cash provided (used) by investing activities       10,435          (543)
                                                                       --------      --------

 Cash flows from financing activities:
         Sale of common stock                                             8,053        15,486
         Sale of preferred stock                                             --        10,033
                                                                       --------      --------
                  Net cash provided by financing activities               8,053        25,519
                                                                       --------      --------

 Net increase in cash and cash equivalents                             $  3,903      $  9,067
                                                                       --------      --------

 Cash and cash equivalents at beginning of the period                  $  6,770      $  5,448
                                                                       --------      --------

 Cash and cash equivalents at end of the period                        $ 10,673      $ 14,515
                                                                       ========      ========


            See accompanying notes to condensed financial statements

                          SEQUUS PHARMACEUTICALS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  June 30, 1996
                                   (unaudited)


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

         In the opinion of management, the accompanying unaudited condensed financial statements of SEQUUS contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 30,1996, and the results of operations for the three and six month periods ended June 30, 1996 and 1995, and the changes in cash flows for the six month periods ended June 30, 1996 and 1995, in accordance with generally accepted accounting principles.

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

         Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. At June 30, 1996, all investments are classified as available-for-sale securities and are carried at fair value, with the unrealized gains and losses reported as a component of accumulated deficit. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in net interest and other income. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in net interest and other income. The cost of securities sold is based on the specific identification method.

         The following is a summary of available-for-sale securities:


           As of June 30, 1996                          AMORTIZED          GROSS UNREALIZED            ESTIMATED
                                                                      ------------------------
                                                        COST            GAINS           LOSSES         FAIR VALUE
                                                      --------        --------         --------         --------
                                                                           (in thousands)
           United States government securities        $ 18,542        $  46            $(25)            $ 18,563
           United States corporate securities           14,009           11              (5)              14,015
           Foreign debt securities                       4,048           --              --                4,048
                                                      --------        --------        --------          --------



                                                      $ 36,599        $  57            $(30)            $ 36,626
                                                      ========        ========        ========          ========

           As of December 31, 1995                      AMORTIZED          GROSS UNREALIZED            ESTIMATED
                                                                      ------------------------
                                                        COST            GAINS           LOSSES         FAIR VALUE
                                                      --------        --------         --------         --------
                                                                           (in thousands)

           United States government securities        $ 20,234        $  15            $(10)            $ 20,239
           United States corporate securities           10,314            8              --               10,322
           Foreign debt securities                      12,936            9              --               12,945
                                                      --------        --------        --------          --------

                                                      $ 43,484        $  32            $(10)            $ 43,506
                                                      ========        ========         ========         ========

         The gross realized gains and losses on sales of available-for-sale securities were immaterial for the quarters ended June 30, 1996 and 1995. As of June 30, 1996 the average portfolio duration was approximately 77 days.


3.       INVENTORIES

         Inventories are stated at the lower of cost (principally first-in, first-out) or market. The inventory detail is as follows:


                                        JUNE 30,       DECEMBER 31,
                                          1996            1995
                                          ----            ----
                                             (IN THOUSANDS)
                Raw materials            $2,202          $  898
                Work-in-process             617              68
                Finished goods              350             139
                                         ------          ------
                                         $3,169          $1,105
                                         ======          ======


4.       STOCKHOLDERS' EQUITY

         During the first six months of 1996, the Company received approximately $8,053,000 from the exercise of warrants and stock options. Of this, approximately $3,000,000 was due to the conversion of warrants to purchase 705,714 shares of Common Stock at $4.25 per share and approximately $1,920,000 was due to the conversion of warrants to purchase 258,249 shares of Common Stock at $7.4328 a share. The warrants were acquired by investors in private placement financings in March 1991 and May 1995, respectively. Warrants for 500,000 shares of SEQUUS Common Stock, expiring in March 1997, remain outstanding from the March 1991 private placement and warrants for 826,898 shares, expiring in May 1999, remain outstanding from the May 1995 private placement. In addition, warrants for 808,320 shares of Common Stock at $7.425 per share, which expire in April 1998, remain outstanding from a private placement financing in March and April 1995.

         In February 1996, the Company gave notice to investors participating in a March 1995 private placement of the conversion to Common Stock of 480,000 shares of Series A Convertible Reset ("Preferred Stock"). Each Preferred Share was converted into 3.367 shares of Common Stock (rounded down to the nearest whole share).

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

OVERVIEW

    The Company is a leader in the development, manufacture, marketing and sales of liposome and lipid-based biopharmaceutical products primarily to treat cancer and certain fungal infections. In November 1995, SEQUUS received marketing clearance from the FDA for its proprietary anticancer drug, DOXIL(R) (doxorubicin HCI liposome injection), for the treatment of Kaposi's sarcoma ("KS") in AIDS patients whose KS has progressed on prior chemotherapy or in patients who are intolerant to such therapy. In December 1995, the Company launched DOXIL in the U.S. In June 1996, the Company was granted marketing authorization for DOXIL under the tradename CAELYX(TM), in the 15 member states of the European Union ("EU"), for both first-line and second-line treatment of AIDS-KS in patients with low CD4 counts and extensive mucocutaneous or visceral disease. The drug may be used as first-line systemic chemotherapy, or as second-line chemotherapy, in AIDS-KS patients with disease that has progressed with, or in patients who are intolerant to, prior combination chemotherapy comprising at least two of the following agents: a Vinca alkaloid, bleomycin, and doxorubicin (or other anthracycline).

    AMPHOTEC(TM) (amphotericin B colloidal dispersion), the Company's proprietary product for treatment of life-threatening systemic fungal infections, is being marketed in 11 countries and has received marketing clearance in three additional countries. AMPHOTEC is indicated for the treatment of severe and/or deep systemic mycoses in cases where toxicity or renal failure precludes the use of conventional amphotericin B and in cases where prior systemic antifungal therapy has failed. (AMPHOTEC is marketed under the tradename AMPHOCIL in most countries outside of the U.S. and is also known as ABCD.)

    The Company has incurred losses in each year since its inception and had accumulated approximately $144.4 million in net losses through June 30, 1996, including a loss of approximately $11.0 million in the first six months of 1996. Although the Company has commenced marketing DOXIL in the U.S. and AMPHOTEC in the U.K. and ten other countries, the Company expects operating losses to continue in the near term due to expenditures associated with research, preclinical testing and clinical trials, marketing expenses and other expenses relating to the development, manufacture, marketing and sale of its products. If the Company expands clinical trials for additional indications of DOXIL, research and development spending will increase in 1996.

    The Company expects its marketing and sales expenses to increase significantly as it proceeds with the commercialization of DOXIL and prepares for the U.S. launch of AMPHOTEC (assuming that AMPHOTEC receives FDA marketing authorization) through its direct sales and marketing organization. As of June 30, 1996, SEQUUS had a sales force of 24 individuals experienced in the sale of pharmaceutical and biopharmaceutical products, with particular emphasis on oncology. A competitor of the Company recently received approval from the FDA for the use of a liposome anthracycline formulation as first-line therapy for AIDS-KS and has also received approval for the same indication in fourteen additional countries. These approvals could have an adverse effect on the market penetration of DOXIL. The Company currently uses Ben Venue Laboratories, Inc., a contract manufacturer, for the commercial-scale manufacturing of its products.

    The Company has received marketing authorization approval for AMPHOTEC in Austria, Brazil, Denmark, the Czech Republic, Finland, Iceland, Ireland, the Netherlands, Russia, Singapore, Slovenia, the Slovak Republic, Sweden and the U.K. Marketing authorization applications ("MAAs") for AMPHOTEC, submitted by the Company and Zeneca Pharmaceuticals ("Zeneca") are under assessment in a number of countries, including other European countries, except in Norway where the MAA has been withdrawn. On September 13, 1995, the CPMP reviewed the Company's multi-state application for product marketing approval. Germany, France, Spain, Greece and Luxembourg did not accept the MAA. SEQUUS believes national approval will be forthcoming in Italy and Portugal. However, there can be no assurance that approvals, including pricing approvals, will be forthcoming on a timely basis, or at all. In addition, after the CPMP meeting, following further consideration by the Commission of Medicines in Belgium, the Company has accepted an option for marketing authorization for AMPHOTEC in a limited indication. A competitor of the Company has regulatory approval in approximately 20 countries, primarily in Europe, to sell a liposomal amphotericin B product which targets indications similar to those targeted by AMPHOTEC. Another competitor introduced its liposomal amphotericin B product as the third entrant in the U.K. market at a price substantially below the price of the other lipid-based antifungals and recently launched the product in the U.S. Competition from these two competitors could have an adverse effect on the market penetration and pricing of AMPHOTEC in both Europe and, if marketing clearance is obtained, in the U.S.

    In August 1993, the Company signed a distribution agreement with Zeneca under which Zeneca was to market and sell AMPHOTEC in most European countries. In March 1994, SEQUUS and Zeneca announced the expansion of their August 1993 agreement to cover all countries not previously covered with the exception of the United States, Canada, Japan and selected small markets. Sales of AMPHOTEC to date have been below expectations. In July 1996, SEQUUS announced that it had reacquired from Zeneca all international marketing and distribution rights for AMPHOTEC except for nine European countries to which Zeneca had retained such rights (Denmark, Finland, Holland, Iceland, Ireland, Italy, Portugal, Sweden and the U.K.). In exchange for the return to SEQUUS of marketing and distribution rights throughout the rest of the world, SEQUUS agreed to restructure certain future milestone payments specified in the original 1993 agreement, adjust the pricing terms for AMPHOTEC to provide greater competitive flexibility, and exchange certain inventory.

    The Company is evaluating various product distribution arrangements for DOXIL and AMPHOTEC that could affect near-term and long-term financial performance.


RESULTS OF OPERATIONS

Three Months Ended June 30, 1996 and 1995

Revenues

    Total revenues, most of which were product sales, were $5.5 million, during the three month period ended June 30, 1996 compared with $0.2 million recorded during the three month period ended June 30, 1995. DOXIL product sales represent 92.6% of total product sales in the three month period ended June 30, 1996 compared to less than 1% in the same period of 1995. For the three month period ended June 30, 1995, most of the Company's product sales were sales of AMPHOTEC to agents, who marketed the product to the customer. Modest shipments of AMPHOTEC were made to Zeneca in the second quarter of 1996, and the Company anticipates only limited sales to Zeneca for the foreseeable future.

Operating Expenses

    The Company's gross margin increased to 87.4% of net sales in the three month period ended June 30, 1996 from 48.7% of net sales in the three month period ended June 30, 1995. The increase in gross margin was due to higher DOXIL sales in the U.S. where the Company currently markets directly to the customer. The Company anticipates that the gross margin on net sales will not change materially in the third quarter.

    Generally, a majority of the Company's operating expenses are incurred for research and development ("R&D"), including preclinical testing and clinical trials required for new pharmaceutical products. The principal items of R&D expense are personnel costs, costs for clinical trials, and costs associated with production of clinical product and supplies. R&D increased to $5.8 million in the three month period ended June 30, 1996, from $5.2 million in the second quarter of 1995, an increase of $0.6 million. If the Company expands clinical trials for additional indications of DOXIL and/or enter clinical or expanded preclinical trials with other drugs in the pipeline, R&D expenses may continue to increase.

    Selling, general and administrative ("SG&A") expenses increased $2.6 million to $4.4 million in the three month period ended June 30, 1996 from $1.8 million in the same period in 1995, principally reflecting an increase in marketing and sales expenses related to the expansion of the sales force to market DOXIL in the U.S. The Company currently has a sales force of 24 individuals experienced in the sale of pharmaceutical and biopharmaceutical products and additional internal staff to support sales operations.

Net Interest and Other Income

    Net interest and other income increased to approximately $199 thousand in the three month period ended June 30, 1996 from approximately $139 thousand in the same period of 1995, an increase of approximately $60 thousand principally due to the increase in cash available for investment from the proceeds of the Company's public offering of Common Stock in the fourth quarter of 1995 and the exercise of warrants and stock options during the first quarter of 1996.

Net Loss

    The Company's net loss decreased to $5.2 million for the three month period ended June 30, 1996 from $6.8 million for the same period of 1995, a decrease of $1.6 million. The net loss per share was $0.18 for the three month period ended June 30, 1996 compared to a $0.33 net loss per share in the same period of 1995. However, the number of weighted shares outstanding at June 30, 1996 was 28,944,000 as compared to 20,638,000 at June 30, 1995. The decrease in the net loss was due to the increase in net sales of DOXIL partially offset by growth in total operating expenses.

Six  Months Ended June 30, 1996 and 1995

Revenues

    Total revenues, the majority of which were attributable to product sales, were $10.0 million during the six month period ended June 30, 1996 compared with $1.0 million recorded during the six month period ended June 30, 1995. Sales of DOXIL represent 94.6% of total product sales in the six month period ended June 30, 1996 compared to less than 1% in the same period of 1995. For the six month period ended June 30, 1995, most of the Company's product sales represent sales of AMPHOTEC to Zeneca. Modest shipments of AMPHOTEC were made to Zeneca in the first six months of 1996 and the Company anticipates only limited sales to Zeneca for the foreseeable future.

Operating Expenses

    The Company's gross margin increased to 87.7% of net sales in the six month period ended June 30 1996 from 73.6% of net sales in the six month period ended June 30, 1995. The increase in gross margin was due to higher margins associated with DOXIL sales in the U.S. where the Company currently markets directly to the customer.

    R&D increased to $11.7 million in the six month period ended June 30, 1996, from $10.7 million in 1995, an increase of $1.0 million. This increase is due to a general overall increase in expense levels.

    Selling, general and administrative ("SG&A") expenses increased $2.7 million to $8.9 million in the six month period ended June 30, 1996 from $6.2 million in the same period in 1995, principally reflecting an increase in marketing and sales expenses related to the expansion of the sales force to market DOXIL in the U.S. SG&A expenses in the six month period ended June 30, 1995 included accrued expenses in connection with termination of the employment of certain officers.

Net Interest and Other Income

    Net interest and other income increased to $846,000 in the six month period ended June 30, 1996 from $200,000 in the same period of 1995, an increase of $646,000 principally due to the increase in cash available for investment from the proceeds of the Company's public offering of Common Stock in the fourth quarter of 1995 and the exercise of warrants and stock options during the first six months of 1996.

Net Loss

    The Company's net loss decreased to $11.0 million for the six month period ended June 30, 1996 from $15.9 million for the same period of 1995, a decrease of $4.9 million. The net loss per share was $0.39 for the six month period ended June 30, 1996 compared to $0.80 in the same period of 1995. However, the number of weighted shares outstanding at June 30, 1996 were 28,426,000 as compared to 19,880,000 at June 30, 1995. The decrease in the net loss was due to the increase in net sales of DOXIL partially offset by growth in total operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's cash and cash equivalents and marketable investments at June 30, 1996 were $42.4 million, a decrease of $7.9 million from $50.3 million at December 31, 1995. This decrease represents principally cash used by operations and capital expenditures offset by cash provided by option and warrant exercises. During the six month period ended June 30, 1996, the Company received approximately $8.1 million from the exercise of warrants and stock options. Of this, approximately $3.0 million was due to the exercise of warrants to purchase 705,714 shares of Common Stock at $4.25 per share and approximately $1.9 million was due to the exercise of warrants to purchase 258,249 shares of Common Stock at $7.4328 per share. These warrants were acquired by investors in private placement financings in March 1991 and May 1995, respectively. Warrants for 500,000 shares of SEQUUS Common Stock, which expire in March 1997, remain outstanding from the March 1991 private placement. Warrants for 826,898 shares, which expire in May 1999, remain outstanding from the May 1995 financing. In addition, warrants for 808,320 shares of Common Stock at $7.425 per share, which expire in April 1998, remain outstanding from a private placement financing in March and April 1995. In February 1996, the Company gave notice to investors participating in a March 1995 private placement of the conversion to Common Stock of 480,000 shares of Series A Convertible Reset Preferred Stock. Each share of Preferred Stock was converted into 3.367 shares of Common Stock (rounded down to the nearest whole share). The conversion was completed in April 1996.

    The Company's strategy has been to fund primarily from its own cash resources the preclinical and clinical development of two of its proprietary products, DOXIL and AMPHOTEC and the continued research and development of additional STEALTH liposome products. This strategy requires significant operating and capital expenditures, including the possible construction of a pilot production facility which is currently in the planning phase.

The Company believes that at planned spending rates its existing cash balances, interest income earned thereon and revenues from operations will be adequate to fund its planned activities through at least the next 12 months, although it may seek additional financing sooner. There can be no assurance that adequate financing will be available on satisfactory terms, if at all.

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

    The Company's two principal competitors in liposome drug delivery are NeXstar Pharmaceuticals, Inc. ("NeXstar") and The Liposome Company ("TLC"), both of which have received regulatory approval for products competitive with the Company's products. NeXstar recently received approval from the FDA with respect to its liposome-based daunorubicin product (a liposome anthracycline formulation) for use in first-line therapy of KS patients and has also received approval for the same indication in 14 additional countries. DOXIL has been approved and is being marketed in the U.S. as a second-line treatment for AIDS-KS and has been approved in the 15 E.U. countries for both first-line and second-line therapy of AIDS-KS (see "DOXIL Regulatory Status"). A NeXstar liposomal amphotericin B product has been on the market in Europe since 1989 and has achieved substantial market share as compared to the limited market penetration achieved to date by the Company's lipid-based amphotericin B product, AMPHOTEC. In late 1995, TLC launched its lipid-based amphotericin B product in the U.S. The Company's NDA for AMPHOTEC is under review by the FDA. TLC also received approval for its amphotericin B product in several European countries and has additional MAAs pending.

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

Uncertainty of Pharmaceutical Pricing and Reimbursement

    The Company's business may be materially adversely affected by the continuing efforts of worldwide governmental and third-party payors to contain or reduce the costs of health care in general and drugs in particular. For example, in most foreign markets, including markets the Company is seeking to enter, pricing of prescription pharmaceuticals is subject to government pricing control. In these markets, once marketing approval is received, pricing negotiation could take as long as another six to 12 months or longer. In the U.S., there has been, and the Company expects that there will continue to be, a number of federal and state proposals to implement similar government pricing control. In addition, an increasing emphasis on managed care and consolidation of hospital purchasing in the U.S. has and will continue to put pressure on pharmaceutical pricing. Such proposals, if adopted, and such initiatives could decrease the price that the Company receives for any products it may develop and sell in the future and thereby have a material adverse effect on the Company's business, financial condition and results of operations. Further, to the extent that such proposals or initiatives have a material adverse effect on pharmaceutical companies that are collaborators or prospective collaborators for certain of the Company's potential products, the Company's ability to commercialize its potential products may be materially adversely affected. In addition, price competition may result from competing product sales, attempts to gain market share or introductory pricing schemes, which would have a material adverse effect on the Company's business, financial condition and results of operations.

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

No Assurance of Regulatory Approvals

    The production and marketing of the Company's products are subject to rigorous manufacturing requirements, preclinical testing and clinical trials and approval by the FDA, by comparable agencies in other countries and by state regulatory authorities prior to marketing. The process of conducting clinical trials and obtaining regulatory approval for a product typically takes a number of years and involves substantial expenditures. In addition, product approvals may be withdrawn or limited for noncompliance with regulatory standards or the occurrence of unforeseen problems following initial marketing. The Company has received regulatory approval in the U.S. for the commercial sale of only one of its products. The Company may encounter significant delays or excessive costs in its efforts to secure and maintain necessary approvals or licenses. Future federal, state, local or foreign legislative or administrative acts could also prevent or delay regulatory approval of the Company's or its licensees' products. There can be no assurance that the Company will be able to obtain or maintain the necessary approvals for manufacturing or marketing the Company's products for current or expanded indications or that the data it obtains in clinical trials will be sufficient to establish the safety and efficacy of its products. Even if the Company obtains regulatory approval for any particular product, there can be no assurance that it will be economically feasible for the Company to commercialize such product. In addition, identification of certain side effects after a drug is on the market or the occurrence of manufacturing problems could cause subsequent withdrawal of approval, reformulation of the drug, additional preclinical testing or clinical trials, and changes in labeling of the product. Failure to obtain or maintain requisite governmental approvals, failure to obtain approvals of the clinically intended uses or the identification of side effects could delay or preclude the Company from further developing particular products or from marketing its products, or could limit the commercial use of its products, which would have a material adverse effect on the Company's business, financial condition and results of operations.

DOXIL Regulatory Status

    In November 1995, SEQUUS received marketing clearance from the FDA for use of DOXIL in the treatment of AIDS-KS patients whose KS has progressed on prior chemotherapy or in patients who are intolerant to such therapy. In December 1995, the Company launched DOXIL in the U.S., using its own marketing and sales force. The marketing clearance was provided in accordance with the FDA's procedures for Accelerated Approval of New Drugs for Serious or Life-Threatening Illnesses. Accelerated approval regulations require that an applicant study an investigational drug following product launch to verify and describe the drug's clinical benefit. The Company has initiated a post-marketing clinical trial designed to meet accelerated approval requirements. Under FDA accelerated approval regulations, the FDA may withdraw approval following product launch if the Company fails to show due diligence in conducting the post-marketing clinical trial or if this clinical trial fails to demonstrate clinical benefit to the FDA's satisfaction. There can be no assurance that the Company will be able to conduct a satisfactory post-marketing clinical trial.

    In June 1996, the Company was granted marketing authorization for DOXIL under the tradename CAELYX, in the 15 member states of the EU, for both first-line and second-line treatment of AIDS-KS in patients with low CD4 counts and extensive mucocutaneous or visceral disease. The drug may be used as first-line systemic chemotherapy, or as second-line chemotherapy, in AIDS-KS patients with disease that has progressed with, or in patients who are intolerant to, prior combination chemotherapy comprising at least two of the following agents: a Vinca alkaloid, bleomycin, and doxorubicin (or another anthracycline).The Company will enter into pricing discussions with the appropriate agencies in those countries where pricing approval is required. There can be no assurance that the Company will be able to negotiate a satisfactory price for DOXIL in the EU countries.

AMPHOTEC Regulatory Status

    SEQUUS has received marketing authorization approval for AMPHOTEC in Austria, Brazil, Denmark, the Czech Republic, Finland, Iceland, Ireland, the Netherlands, Russia, Singapore, Slovenia, the Slovak Republic, Sweden and the U.K., under the tradename AMPHOCIL. AMPHOTEC is indicated for the treatment of severe and/or deep systemic mycoses in cases where toxicity or renal failure precludes the use of conventional amphotericin B and in cases where prior systemic antifungal therapy has failed. MAAs for AMPHOTEC, submitted by the Company and Zeneca, are under assessment in a number of countries, including other European countries, except in Norway where the MAA was withdrawn. In September 1995, the CPMP reviewed the Company's multi-state application for product marketing approval. Germany, France, Spain, Greece and Luxembourg did not accept the MAAs. SEQUUS believes national approvals will be forthcoming in Italy and Portugal. However, there can be no assurance that approvals, including pricing approvals, will be forthcoming on a timely basis, or at all. In addition, after the CPMP meeting, following further consideration by the Commission of Medicines in Belgium, the Company has accepted the option of a marketing authorization approval for AMPHOTEC in a limited indication.

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

Dependence on Third-Party Distributor and Agents; Limited Marketing and Sales Experience

    In 1995, a substantial portion of the Company's product revenues came from sales either to a third-party distributor (Zeneca) or through third-party agents. For the fiscal year ended December 31, 1995, 41% of the Company's product sales represent sales of AMPHOTEC to Zeneca as compared to 91% for 1994. A significant portion of these sales of AMPHOTEC reflect pipeline-filling (inventory) orders. The Company did not ship any AMPHOTEC to Zeneca in 1995 after the first quarter. Three shipments of AMPHOTEC were made in the first half of 1996, which represented approximately 5% of sales, and the Company anticipates only limited sales to Zeneca for the foreseeable future. The level of the Company's future sales of AMPHOTEC to Zeneca will depend upon the rate at which the product penetrates the existing approved markets (see "AMPHOTEC Regulatory Status") as well as the timing of additional approvals in other countries, if any. Sales of AMPHOTEC to date have been below expectations. In July 1996, SEQUUS announced that it had reacquired from Zeneca all international marketing and distribution rights for AMPHOTEC except for nine European countries to which Zeneca had retain such rights (Denmark, Finland, Holland, Iceland, Ireland, Italy, Portugal, Sweden and the United Kingdom). In exchange for the return to SEQUUS of marketing and distribution rights throughout the rest of the world, SEQUUS agreed to restructure certain future milestone payments specified in the original 1993 agreement, adjust the pricing terms for AMPHOTEC to provide greater competitive flexibility, and exchange certain inventory.

    The Company expects to market and sell its products directly, or possibly co-promote them with strategic partners, in the U.S. In this regard, SEQUUS currently employs a sales and marketing team of 24 professionals to market DOXIL, which the Company intends to expand if marketing clearance is obtained for AMPHOTEC. This group is experienced in the sale of pharmaceutical and biotechnology products to physicians, hospitals and clinics, including managed care providers, and in facilitating reimbursement with third-party payors. Further development of such a marketing and sales organization will require significant additional expenditures, management resources and time. The Company has limited experience marketing and selling its products. In addition, the loss of certain key sales personnel would delay and adversely affect the sales effort and would have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to implement its marketing plan successfully. If the Company enters into any marketing partnerships in the United States, such as those currently under consideration, this would significantly reduce the Company's margins on these products. There can be no assurance that the Company will be able to establish such a marketing and sales organization successfully or manage its marketing organization successfully.

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

Dependence on Third-Party Manufacturer; Manufacturing Risks

    The Company's present internal manufacturing capabilities are limited to producing products for preclinical development. The Company is dependent on Ben Venue, a United States-based contract manufacturer, to manufacture commercial-scale quantities of AMPHOTEC and DOXIL pursuant to supply agreements. Under these agreements the Company has agreed to indemnify Ben Venue against certain liabilities. As of June 1996, the Company and Ben Venue have manufactured 24 commercial-scale batches of DOXIL, including the three registration batches which are required as part of the FDA's NDA approval process. There can be no assurance that Ben Venue will continue to meet FDA or product specification standards or that the Company's manufacturing goals can be met in a consistent and timely manner. There is only a limited number of other manufacturers with the capability of manufacturing AMPHOTEC and DOXIL, and any alternative manufacturer would require regulatory qualification to manufacture the product which would likely take several months.

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

    The Company relies on certain suppliers of key raw materials to provide an adequate supply of such materials for production of finished products. Certain materials are purchased from single sources. In particular, amphotericin B and doxorubicin are currently each supplied to the Company by single sources, and the number of alternative sources is severely limited. For example, the Company has a five-year, sole-source supply agreement with Meiji Seika Pharma International, Ltd. to supply the Company with doxorubicin for DOXIL. There can be no assurance that the doxorubicin supplied under the agreement will continue to meet FDA requirements applicable to DOXIL, which could delay or prevent future sales of DOXIL, if any, by the Company. Although the Company has supply agreements in place with the suppliers of its key raw materials, the number of alternative qualified suppliers of key raw materials required for the manufacture of AMPHOTEC and DOXIL is limited. The disqualification or loss of a sole source supplier could have a material adverse effect on the Company because of a delay or inability in obtaining and qualifying an alternate supplier and the costs associated with such delay and in finding and qualifying an alternate supplier. Regulatory requirements applicable to pharmaceutical products tend to make the substitution of suppliers costly and time consuming. The unavailability of adequate commercial quantities, the loss of a supplier's regulatory approval, the inability to develop alternative sources, a reduction or interruption in supply or a significant increase in the price of materials could have a material adverse effect on the Company's ability to manufacture and market its products and its results of operations.

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

History of Operating Losses; Need for Additional Financing

    The Company has incurred losses in each year since its inception and has accumulated approximately $144.4 million in net losses through June 30, 1996, including a net loss of $11.0 million in the first six months of 1996. The Company to date has generated limited revenues. There can be no assurance that revenues from product sales will be significant or sufficient to fund operations. Owing to expenditures associated with self-funded research, preclinical and clinical programs, marketing expenses and other activities related to seeking regulatory approval and achieving commercialization of its products, the Company expects to continue to incur operating losses. Additional financing is likely to be required to fund the Company's continuing operations and product and business development activities in the form of debt or equity securities or bank financing. There can be no assurance that such financing will be available on acceptable terms, if at all. The unavailability of such financing could delay or prevent the development, testing, regulatory approval, manufacturing or marketing of some or all of the Company's products and could have a material adverse effect on the Company.

Dependence on Key Personnel; Management Transition

    The Company's success depends largely upon its ability to attract and retain qualified scientific, engineering, manufacturing, sales and marketing and management personnel. The Company faces competition for such personnel from other companies, academic institutions, government entities and other organizations. There can be no assurance that the Company will be successful in hiring or retaining such personnel. Four of the key executive officers of the Company have joined the management team in the past year. The new management team will face significant challenges in transitioning the Company from research and development to manufacturing and marketing if the Company's products obtain regulatory approval. There can be no assurance that the management team can successfully manage the transition of the Company's business.

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

PART II - OTHER INFORMATION

ITEM 4.

Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on June 13, 1996. At the meeting, the stockholders considered the items described below:

         Each of the nominees for election as a director was elected as follows:

                                                                       Number of Votes Cast
                                                                       --------------------
                           Name                               For               Against           Abstain
                           ----                               ---               -------           -------

         Robert G. Faris                                   23,364,959              --             178,458
         I. Craig Henderson, M.D                           23,327,709              --             215,708
         L. Scott Minick                                   23,327,609              --             215,808
         Richard C.E. Morgan                               23,266,959              --             176,458
         E. Donnall Thomas                                 23,366,309              --             177,108

The stockholders approved amendments to the Company's 1990 Director Stock Option Plan to: (i) eliminate the cap on the number of options that may be granted to any one non-employee director, (ii) provide for a special, one-time grant of an option to purchase 12,500 shares of the Company's common stock, effective March 8, 1996, to each director who was a director on January 1, 1992 and did not receive an option in 1994, 1995, and 1996 as a result of a cap on the number of options that a non-employee director could receive, (iii) grant, on each annual grant date, an option for 2,500 shares to each eligible director who serves as a member of a committee or committee of the Board, (iv) provide a four-year vesting schedule for each initial stock option grant awarded after March 8, 1996 and (v) provide a one-year vesting schedule for each annual stock option grant awarded after March 8, 1996. The amendments were approved by a vote of 21,589,179 shares For, 1,766,994 shares Against, 50,185 shares Abstaining and 137,059 Broker Non-Votes.


ITEM 6.

Exhibits and Reports on Form 8-K

(a)   Exhibits:

27       Financial Data Schedule

(b) Reports on Form 8-K. During the three months ended June 30, 1996, no reports on Form 8-K were filed.

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           SEQUUS PHARMACEUTICALS, INC.
                                         --------------------------------
                                                   (Registrant)





Date:  August 12, 1996                    By: /s/ Donald J. Stewart
                                              --------------------------------
                                              Donald J. Stewart
                                              Vice President, Finance
                                                 (Principal Accounting Officer)