Form 10-Q
period 1996-09-30
SEQUUS PHARMACEUTICALS INC
filed 1996-11-14
CIK 812444

                                 UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C. 20549

                                 FORM 10-Q

                                 (mark one)


         [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

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


Yes   X       No ___


At October 31, 1996 the number of outstanding shares of the Company's common stock, par value $.0001, was 29,578,247.

                          SEQUUS PHARMACEUTICALS, INC.

                                      INDEX





PART I.       FINANCIAL INFORMATION                                                                        Page No.

     ITEM 1.      Condensed Financial Statements (unaudited)

                  Condensed Balance Sheets
                  September 30, 1996 and December 31, 1995...............................................    1

                  Condensed Statements of Operations for the
                  Three Months and Nine Months Ended September 30, 1996 and 1995.........................    2

                  Condensed Statements of Cash Flows for the
                  Nine Months Ended September 30, 1996 and 1995..........................................    3

                  Notes to Condensed Financial Statements ...............................................    4

     ITEM 2.      Management's Discussion and Analysis of
                  Financial Condition and Results of Operations...........................................   6


PART II. OTHER INFORMATION

     ITEM 6.      Exhibits and Reports on Form 8-K........................................................  19

     Signature............................................................................................  20

                          SEQUUS PHARMACEUTICALS, INC.
                            CONDENSED BALANCE SHEETS
                         (in thousands except par value)
                                   (unaudited)


                                                                September 30,    December 31,
                                                                    1996             1995
                                                                  ---------        ---------
ASSETS

Current Assets:
  Cash and cash equivalents                                       $   9,963        $   6,770
  Short-term marketable investments                                  25,845           43,506
  Trade accounts receivable                                           3,551            1,642
  Inventories                                                         3,616            1,105
  Prepaid expenses and other current assets                           5,953              949
                                                                  ---------        ---------
                 Total Current Assets                                48,928           53,972

  Equipment and improvements, net                                     4,297            3,591
  Other assets                                                          196              245
                                                                  =========        =========
                 Total Assets                                     $  53,421        $  57,808
                                                                  =========        =========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                                $   1,603        $   2,773
  Accrued clinical costs                                              1,897            1,664
  Accrued compensation                                                2,035            2,310
  Other accrued liabilities                                             771              746
  Deferred revenue                                                       --              716
                                                                  ---------        ---------
                 Total Current Liabilities                            6,306            8,209

Commitments
Stockholders' Equity:
  Preferred stock, par value $.01                                        --                4
  Common stock, par value $.0001                                          3                3
  Additional paid-in capital                                        191,981          183,019
  Accumulated deficit                                              (144,869)        (133,427)
                                                                  ---------        ---------
                 Total Stockholders' Equity                          47,115           49,599
                                                                  ---------        ---------

                 Total Liabilities and Stockholders' Equity       $  53,421        $  57,808
                                                                  =========        =========


            See accompanying notes to condensed financial statements

                          SEQUUS PHARMACEUTICALS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                     (in thousands except per share amounts)
                                   (unaudited)



                                                    Three Months Ended             Nine Months Ended
                                                       September 30,                  September 30,
                                                   --------------------          ----------------------
                                                   1996            1995            1996            1995
                                                   ----            ----            ----            ----

Revenues:

       Net sales                                 $  6,225        $     33        $ 16,167        $  1,073
       Royalties and  fees                          5,331              53           5,400              91
                                                 --------        --------        --------        --------
                  Total Revenues                   11,556              86          21,567           1,164

Expenses:

       Cost of goods sold                           1,048               4           2,269             279
       Research and development                     7,621           5,173          19,349          15,902
       Selling, general and administrative          3,938           3,133          12,796           9,326
                                                 --------        --------        --------        --------
                  Total Expenses                   12,607           8,310          34,414          25,507
Net interest and other income                         392             271           1,238             471
                                                 --------        --------        --------        --------
                  Net Loss                       $   (659)       $ (7,953)       $(11,609)       $(23,872)

                                                 ========        ========        ========        ========
Net loss per common share                        $  (0.02)       $  (0.37)       $  (0.40)       $  (1.17)
                                                 ========        ========        ========        ========
Common and common equivalent shares
used in calculation of net loss per share          29,280          21,545          28,710          20,435
                                                 ========        ========        ========        ========


            See accompanying notes to condensed financial statements

                          SEQUUS PHARMACEUTICALS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                     (in thousands except per share amounts)
                                   (unaudited)

                                                                             Nine Months Ended
                                                                                September 30,
                                                                             --------------------
                                                                             1996            1995
                                                                             ----            ----
Cash flows from operating activities:
         Net loss                                                        $(11,609)       $(23,872)
         Adjustment to reconcile net loss to net cash
         used by operating activities:
                  Depreciation and amortization                             1,294           1,466
         Change in assets and liabilities:
                  Trade accounts and interest receivable                   (1,909)             66
                  Inventories                                              (2,511)           (380)
                  Prepaid expenses and other current assets                (5,004)            291
                  Other assets                                                (29)              6
                  Accounts payable                                         (1,170)           (902)
                  Accrued clinical costs                                      233          (1,469)
                  Accrued compensation                                       (275)            519
                  Other accrued liabilities                                    25            (486)
                  Deferred revenue                                           (716)             --
                                                                         --------        --------
                  Net cash used by operating activities                   (21,671)        (24,761)
                                                                         --------        --------

 Cash flows from investing activities:
         Available-for-sale securities:
                  Purchases                                               (39,707)        (17,067)
                  Sales                                                    34,022              --
                  Maturities                                               23,424          15,765
         Capital expenditures                                              (1,833)           (932)
                                                                         --------        --------
                  Net cash provided (used) by investing activities         15,906          (2,234)
                                                                         --------        --------

 Cash flows from financing activities:
         Sale of common stock                                               8,958          15,052
         Sale of preferred stock                                               --          11,038
                                                                         --------        --------
                  Net cash provided by financing activities                 8,958          26,090
                                                                         --------        --------

 Net increase in cash and cash equivalents                               $  3,193        $   (905)
                                                                         --------        --------

 Cash and cash equivalents at beginning of the period                    $  6,770        $  5,448
                                                                         --------        --------

 Cash and cash equivalents at end of the period                          $  9,963        $  4,543
                                                                         ========        ========


            See accompanying notes to condensed financial statements

                          SEQUUS PHARMACEUTICALS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               September 30, 1996
                                   (unaudited)


1.       BASIS OF PRESENTATION

                            SEQUUS Pharmaceuticals, Inc. ("SEQUUS" or the "Company") is engaged in the development, manufacture, marketing and sale of proprietary liposome and lipid-based products primarily to treat cancer and certain fungal infections. The Company's strategic emphasis is on injectable pharmaceutical products designed to improve the efficacy and reduce the toxicity of selected existing and new drugs used to treat cancer and infectious diseases.

         In the opinion of management, the accompanying unaudited condensed financial statements of SEQUUS contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30,1996, and the results of operations for the three and nine month periods ended September 30, 1996 and 1995, and the changes in cash flows for the nine month periods ended September 30, 1996 and 1995, in accordance with generally accepted accounting principles.

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

         Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. At September 30, 1996, all investments are classified as available-for-sale securities and are carried at fair value, with the unrealized gains and losses reported as a component of accumulated deficit. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in net interest and other income. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in net interest and other income. The cost of securities sold is based on the specific identification method.

         The following is a summary of available-for-sale securities:


           As of September 30, 1996                         AMORTIZED       GROSS UNREALIZED        ESTIMATED
                                                                          --------------------
                                                              COST        GAINS         LOSSES      FAIR VALUE
                                                              ----        -----         ------      ----------
                                                                        (in thousands)

United States government securities .................       $19,062       $ 167          ($1)        $19,228
United States corporate securities ..................        16,339          23           (1)         16,361
Foreign debt securities .............................         1,058          --           --           1,058
                                                            -------       -----          ---         -------



                                                            $36,459       $ 190          ($2)        $36,647
                                                            =======       =====          ===         =======




    As of December 31, 1995                                 AMORTIZED       GROSS UNREALIZED        ESTIMATED
                                                                          --------------------
                                                              COST        GAINS         LOSSES      FAIR VALUE
                                                              ----        -----         ------       ----------
                                                                        (in thousands)

United States government securities..................       $20,234       $ 15         ($10)         $20,239
United States corporate securities ..................        10,314          8           --           10,322
Foreign debt securities .............................        12,936          9           --           12,945
                                                            -------       ----          ---           -------

                                                            $43,484       $ 32         ($10)          $43,506
                                                            =======       ====         ====           =======



         The gross realized gains and losses on sales of available-for-sale securities were immaterial for the quarters ended September 30, 1996 and 1995. As of September 30, 1996 the average portfolio duration was approximately 59 days.


3.       INVENTORIES

         Inventories are stated at the lower of cost (principally first-in, first-out) or market. The inventory detail is as follows:


                                                          SEPTEMBER 30,         DECEMBER 31,
                                                              1996                  1995
                                                              ----                  ----
                                                                    (IN THOUSANDS)
         Raw materials ........................               $1,781               $  898
         Work-in-process ......................                1,594                   68
         Finished goods .......................                  241                  139
                                                              ------               ------
                                                              $3,616               $1,105
                                                              ======               ======



4.       STOCKHOLDERS' EQUITY

         During the first nine months of 1996, the Company received approximately $8,958,000 from the exercise of warrants and stock options. Of this, approximately $3,000,000 was due to the exercise of warrants to purchase 705,714 shares of Common Stock at $4.25 per share and approximately $2,033,000 was due to the exercise of warrants to purchase 273,465 shares of Common Stock at $7.4328 a share. The warrants were acquired by investors in private placement financings in March 1991 and May 1995, respectively. Warrants for 500,000 shares of SEQUUS Common Stock, expiring in March 1997, remain outstanding from the March 1991 private placement and warrants for 838,380 shares, expiring in May 1999, remain outstanding from the May 1995 private placement. In addition, warrants for 808,320 shares of Common Stock at $7.425 per share, which expire in April 1998, remain outstanding from a private placement financing in March and April 1995.

         In February 1996, the Company gave notice to investors participating in a March 1995 private placement of the conversion to Common Stock of 480,000 shares of Series A Convertible Reset Preferred Stock ("Preferred Stock"). Each share of Preferred Stock was converted into
         3.367 shares of Common Stock (rounded down to the nearest whole share).

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

OVERVIEW

    The Company is a leader in the development, manufacture, marketing and sale of liposome and lipid-based biopharmaceutical products primarily to treat cancer and certain infectious diseases. In November 1995, SEQUUS received marketing clearance from the FDA for its proprietary anticancer drug, DOXIL(R) (doxorubicin HCI liposome injection), for the treatment of Kaposi's sarcoma ("KS") in AIDS patients whose KS has progressed on prior chemotherapy or in patients who are intolerant to such therapy. In December 1995, the Company launched DOXIL in the U.S. In June 1996, the Company was granted marketing authorization for DOXIL under the tradename CAELYX(TM), in the 15 member states of the European Union ("EU"), for both first-line and second-line treatment of AIDS-KS in patients with low CD4 counts and extensive mucocutaneous or visceral disease. The drug may be used as first-line systemic chemotherapy, or as second-line chemotherapy, in AIDS-KS patients with disease that has progressed with, or in patients who are intolerant to, prior combination chemotherapy comprising at least two of the following agents: a Vinca alkaloid, bleomycin, and doxorubicin (or other anthracycline). A competitor of the Company has received approval from the FDA for the use of a liposome anthracycline formulation as first-line therapy for AIDS-KS and has also received approval for the same indication in a number of additional countries. These approvals could have an adverse effect on the market penetration of DOXIL.

     In September 1996, SEQUUS announced a distribution agreement with Schering-Plough Corporation ("Schering-Plough") and, in partial consideration for distribution rights, received from Schering-Plough a one-time upfront fee of $5.3 million which was recorded in the quarter ended September 30, 1996. Under the multi-year agreement, Schering-Plough will distribute, market and sell CAELYX worldwide, except for the United States, Japan and certain small markets subject to prior distribution arrangements. Under the terms of the agreement, SEQUUS will receive payments for product sales to Schering-Plough. In addition, Schering-Plough will fund a portion of the clinical development program for CAELYX, conduct clinical trials for a solid tumor indication, apply for regulatory approval in the Schering-Plough territories for all new indications, and assist with pharmacoeconomic studies. The agreement also calls for potential additional payments to the Company totaling $27 million based on the achievement of certain product development milestones and events.

    AMPHOTEC(TM) (amphotericin B cholesteryl sulfate complex for injection), the Company's proprietary product for treatment of life-threatening systemic fungal infections, is being marketed in 16 countries and has been cleared for marketing in an additional country. AMPHOTEC is indicated for the treatment of severe and/or deep systemic mycoses in cases where toxicity or renal failure precludes the use of conventional amphotericin B and in cases where prior systemic antifungal therapy has failed. (AMPHOTEC is marketed under the tradename AMPHOCIL in most countries outside of the U.S. and is also known as ABCD.)

     The Company has received marketing authorization approval for AMPHOTEC in Argentina, Austria, Brazil, Denmark, the Czech Republic, Finland, Iceland, Ireland, Italy, the Netherlands, Russia, Singapore, Slovenia, the Slovak Republic, Sweden, Turkey and the U.K. Marketing Authorization Applications

("MAAs") for AMPHOTEC, submitted by the Company and Zeneca Pharmaceuticals ("Zeneca") are under assessment in a number of countries, including other European countries, except in Norway where the MAA has been withdrawn. On September 13, 1995, the CPMP reviewed the Company's multi-state application for product marketing approval. Germany, France, Spain, Greece and Luxembourg did not accept the MAA. SEQUUS believes national approval will be forthcoming in Portugal. However, there can be no assurance that approvals, including pricing approvals, will be forthcoming on a timely basis, or at all. In addition, after the CPMP meeting, following further consideration by the Commission of Medicines in Belgium, the Company has accepted an option for marketing authorization for AMPHOTEC in a limited indication. A competitor of the Company has regulatory approval in over 20 countries, primarily in Europe, to sell a liposome-based amphotericin B product which targets indications similar to those targeted by AMPHOTEC. Another competitor introduced its lipid-based amphotericin B product as the third entrant in the U.K. market at a price substantially below the price of the other lipid-based antifungals and recently launched the product as the first lipid-based antifungal agent in the U.S. Competition from these two competitors could have an adverse effect on the market penetration and pricing of AMPHOTEC in both Europe and, if AMPHOTEC marketing clearance is obtained, in the U.S.

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

    In August 1996 the Company announced the signing of an exclusive agreement with Prodesfarma, S.A. for the marketing and distribution of AMPHOTEC in Spain, Belgium and Luxembourg. The Company also announced the signing of an exclusive agreement with TORREX Pharma Ges. M. b. H. of Vienna, Austria for the marketing and distribution of AMPHOTEC in Austria, the Czech Republic, Hungary, Poland and Slovenia.

    The Company will continue to evaluate various product distribution arrangements for both AMPHOTEC and DOXIL which could affect near-term and long-term financial performance.

    The Company has incurred losses in each year since its inception and had accumulated approximately $145.0 million in net losses through September 30, 1996, including a loss of approximately $11.6 million in the first nine months of 1996. Although the Company or its distributors have commenced marketing DOXIL in the U.S. and certain international markets and AMPHOTEC in the U.K. and 15 other countries, the Company expects operating losses to continue in the near term due to expenditures associated with research, preclinical testing and clinical trials, marketing expenses and other expenses relating to the development, manufacture, marketing and sale of its products. If the Company expands clinical trials for additional indications of DOXIL or begins clinical trials or expands preclinical studies for other products in the pipeline, research and development spending may increase in future periods.

    The Company expects its marketing and sales expenses to increase significantly as it proceeds with the commercialization of DOXIL and prepares for the potential U.S. launch of AMPHOTEC (which is currently pending review by the FDA) through its direct sales and marketing organization. As of September 30, 1996, SEQUUS had a sales force of 32 individuals experienced in the sale of pharmaceutical and biopharmaceutical products, with particular emphasis on oncology and infectious disease. The Company currently uses Ben Venue Laboratories, Inc. ("Ben Venue"), a contract manufacturer, for the commercial-scale manufacturing of its products.

RESULTS OF OPERATIONS

Three Months Ended September 30, 1996 and 1995

Revenues

    Total revenues were $11.6 million during the three month period ended September 30, 1996 compared with $0.1 million recorded during the three month period ended September 30, 1995. For the third quarter of 1996, product sales were $6.2 million and, in addition, the Company received approximately $5.3 million in royalties and fees which included a small royalty payment from a technology sublicensee and a one-time upfront fee of $5.3 million from Schering Plough in partial consideration for distribution rights granted under the distribution agreement. DOXIL sales represent 93.6% of total product sales in the three month period ended September 30, 1996 compared to less than 1% in the same period of 1995. For the three month period ended September 30, 1995, most of the Company's product sales were sales of AMPHOTEC to agents, who marketed the product to the customer. Modest shipments of AMPHOTEC were made to Zeneca in the third quarter of 1996, and the Company anticipates only limited sales to Zeneca for the foreseeable future.

Operating Expenses

    The Company's gross margin decreased to 83.2% of net sales in the three month period ended September 30, 1996 from 87.9% of net sales in the three month period ended September 30, 1995. The decrease in gross margin was due to higher production costs. The Company anticipates that the gross margin on net product sales will continue to fluctuate unless product volume increases.

      A substantial part of the Company's operating expenses are incurred for research and development ("R&D"), including preclinical testing and clinical trials required for new pharmaceutical products. The principal items of R&D expense are personnel costs, costs for clinical trials, and costs associated with production of clinical product and supplies. R&D increased to $7.6 million in the three month period ended September 30, 1996, from $5.2 million in the third quarter of 1995, an increase of $2.4 million. The increase in the third quarter reflects increased spending on pipeline products, primarily SPI-77, a STEALTH(R) liposome formulation of cisplatin, an anticancer drug. If the Company expands clinical trials for additional indications of DOXIL or enters clinical trials or expands preclinical studies with other products in the pipeline, R&D expenses may continue to increase.

    Selling, general and administrative ("SG&A") expenses increased $0.8 million to $3.9 million in the three month period ended September 30, 1996 from $3.1 million in the same period in 1995, principally reflecting an increase in marketing and sales expenses related to the expansion of the sales force to market DOXIL and to prepare for the potential launch of AMPHOTEC in the U.S. The Company currently has a sales force of 32 individuals experienced in the sale of pharmaceutical and biopharmaceutical products and additional internal staff to support sales operations. The Company expects SG&A expenses to continue to increase in preparation for the potential U.S. launch of AMPHOTEC.

Net Interest and Other Income

    Net interest and other income increased to approximately $0.4 million in the three month period ended September 30, 1996 from approximately $0.3 million in the same period of 1995, an increase of approximately $0.1 million principally due to the increase in cash available for investment from the proceeds of the Company's public offering of Common Stock in the fourth quarter of 1995 and the exercise of warrants and stock options during the first nine months of 1996.

Net Loss

    The Company's net loss decreased to $0.7 million for the three month period ended September 30, 1996 from a net loss of $8.0 million for the same period of 1995, a decrease of $7.3 million. The net loss per share was $0.02 for the three month period ended September 30, 1996 compared to a $0.37 net loss per share in the same period of 1995. The number of weighted shares outstanding at September 30, 1996 was 29,280,000 as compared to 21,545,000 at September 30, 1995. The decrease in the net loss was due to the increase in net sales of DOXIL and the one-time upfront fee of $5.3 million from the distribution agreement with Schering-Plough, partially offset by an increase in total operating expenses.

Nine  Months Ended September 30, 1996 and 1995

Revenues

    Total revenues were $21.6 million during the nine month period ended September 30, 1996 compared with $1.2 million recorded during the nine month period ended September 30, 1995. Sales of DOXIL represent 94.2% of total product sales in the nine month period ended September 30, 1996 compared to less than 1% in the same period of 1995. For the nine month period ended September 30, 1995, most of the Company's product sales represent sales of AMPHOTEC to Zeneca. Modest shipments of AMPHOTEC were made to Zeneca in the first nine months of 1996.

Operating Expenses

    The Company's gross margin increased to 86.0% of net sales in the nine month period ended September 30 1996 from 74.0% of net sales in the nine month period ended September 30, 1995. The increase in gross margin was due to higher margins associated with DOXIL sales in the U.S. where the Company currently markets directly to the customer.

    R&D increased to $19.3 million in the nine month period ended September 30, 1996, from $15.9 million in 1995, an increase of $3.4 million. This increase is due to an increase in spending on the product pipeline and general overall increase in expense levels.

     SG&A expenses increased $3.5 million to $12.8 million in the nine month period ended September 30, 1996 from $9.3 million in the same period in 1995, principally reflecting an increase in marketing and sales expenses related to the expansion of the sales force to market DOXIL and to prepare for the potential launch of AMPHOTEC in the U.S. SG&A expenses in the nine month period ended September 30, 1995 included accrued expenses in connection with termination of the employment of certain officers.

Net Interest and Other Income

    Net interest and other income increased to $1.2 million in the nine month period ended September 30, 1996 from $.5 million in the same period of 1995, an increase of $.7 million principally due to the increase in cash available for investment from the proceeds of the Company's public offering of Common Stock in the fourth quarter of 1995 and the exercise of warrants and stock options during the first nine months of 1996.

Net Loss

    The Company's net loss decreased to $11.6 million for the nine month period ended September 30, 1996 from a net loss of $23.9 million for the same period of 1995, a decrease of $12.3 million. The net loss per share was $0.40 for the nine month period ended September 30, 1996 compared to a net loss of $1.17 in the same period of 1995. The number of weighted shares outstanding at September 30, 1996 was 28,710,000 as compared to 20,435,000 at September 30, 1995. The decrease in the net loss was due to the increase in net sales of DOXIL and the $5.3 million one-time upfront fee from Schering-Plough partially offset by an increase in total operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's cash and cash equivalents and marketable investments at September 30, 1996 were $35.8 million, a decrease of $14.5 million from $50.3 million at December 31, 1995. This decrease represents principally cash used by operations and capital expenditures offset by cash provided by stock option and warrant exercises. During the nine month period ended September 30, 1996, the Company received approximately $9.0 million from the exercise of warrants and stock options. Of this, approximately $3.0 million was due to the exercise of warrants to purchase 705,714 shares of Common Stock at $4.25 per share and approximately $2.0 million was due to the exercise of warrants to purchase 273,465 shares of Common Stock at $7.4328 per share. These warrants were acquired by investors in private placement financings in March 1991 and May 1995, respectively. Warrants for 500,000 shares of SEQUUS Common Stock, which expire in March 1997, remain outstanding from the March 1991 private placement. Warrants for 838,380 shares, which expire in May 1999, remain outstanding from the May 1995 financing. In addition, as of September 30, 1996, warrants for 808,320 shares of Common Stock at $7.425 per share, which expire in April 1998, remained outstanding from a private placement financing in March and April 1995. In February 1996, the Company gave notice to investors participating in a March 1995 private placement of the conversion to Common Stock of 480,000 shares of Series A Convertible Reset Preferred Stock. Each share of Preferred Stock was converted into 3.367 shares of Common Stock (rounded down to the nearest whole share). The conversion was completed in April 1996.

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

Uncertainty of Market Acceptance

        The Company has received significant revenues from the sale of only one product, DOXIL, and has limited experience in marketing its products. A number of factors may limit the market acceptance of AMPHOTEC and any other products developed by the Company and may limit continued or further market penetration of DOXIL, including the timing of regulatory approval and market entry relative to competitive products, the availability of alternate therapies, the price of the Company's products relative to alternative therapies, the availability of third-party reimbursement and the extent of marketing efforts by third-party distributors or agents retained by the Company. Until quite recently, no therapeutic product based on liposome or lipid-based technology was commercially available in the United States. As a result, unanticipated side effects or unfavorable publicity concerning any product incorporating liposome or lipid-based technologies could have an adverse effect on the Company's ability to obtain physician, patient or third-party payor acceptance and to sell the Company's products. There can be no assurance of the Company's ability, or the length of time required, to achieve commercialization of the Company's products or that physicians, patients or third-party payors will accept liposome products or any of the Company's products as readily as traditional forms of medication or at all.

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

    The Company's two principal competitors in liposome drug delivery are NeXstar Pharmaceuticals, Inc. ("NeXstar") and The Liposome Company ("TLC"), both of which have received regulatory approval for products competitive with the Company's products. NeXstar has received approval from the FDA with respect to its liposome-based daunorubicin product (a liposome anthracycline formulation) for use in first-line therapy of KS patients and has also received approval for the same indication in 14 additional countries. DOXIL has been approved and is being marketed in the U.S. as a second-line treatment for AIDS-KS and has been approved in the 15 E.U. countries for both first-line and second-line therapy of AIDS-KS (see "DOXIL Regulatory Status"). A NeXstar liposomal amphotericin B product has been available in Europe since 1989 and has achieved substantial market share as compared to the limited market penetration achieved to date by the Company's lipid-based amphotericin B product, AMPHOTEC. In late 1995, TLC launched its lipid-based amphotericin B product in the U.S., making it the first lipid-based antifungal product available in the U.S. market. The Company's NDA for AMPHOTEC is under review by the FDA (see "AMPHOTEC Regulatory Status"). TLC also received approval for its amphotericin B product in several European countries and has additional MAAs pending.

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

No Assurance of Regulatory Approvals

    The production and marketing of the Company's products are subject to rigorous manufacturing requirements, preclinical testing and clinical trials and approval by the FDA, by comparable agencies in other countries and by state regulatory authorities prior to marketing. The process of conducting clinical trials and obtaining regulatory approval for a product typically takes a number of years and involves substantial expenditures. In addition, product approvals may be withdrawn or limited for noncompliance with regulatory standards or the occurrence of unforeseen problems following initial marketing. The Company has received regulatory approval in the U.S. for the commercial sale of only one of its products. The Company may encounter significant delays or excessive costs in its efforts to secure and maintain necessary approvals or licenses. Future federal, state, local or foreign legislative or administrative acts could also prevent or delay regulatory approval of the Company's products. There can be no assurance that the Company will be able to obtain or maintain the necessary approvals for manufacturing or marketing the Company's products for current or expanded indications or that the data it obtains in clinical trials will be sufficient to establish the safety and efficacy of its products. Even if the Company obtains regulatory approval for any particular product, there can be no assurance that it will be economically feasible for the Company to commercialize such product. In addition, identification of certain side effects after a drug is on the market or the occurrence of manufacturing problems could cause subsequent withdrawal of approval, reformulation of the drug, additional preclinical testing or clinical trials, and changes in labeling of the product. Failure to obtain or maintain requisite governmental approvals, failure to obtain approvals of the clinically intended uses or the identification of side effects could delay or preclude the Company from further developing particular products or from marketing its products, or could limit the commercial use of its products, which would have a material adverse effect on the Company's business, financial condition and results of operations.

DOXIL Regulatory Status

    In November 1995, SEQUUS received marketing clearance from the FDA for use of DOXIL in the treatment of AIDS-KS patients whose KS has progressed on prior chemotherapy or in patients who are intolerant to such therapy. In December 1995, the Company launched DOXIL in the U.S., using its own marketing and sales force. The marketing clearance was provided in accordance with the FDA's procedures for Accelerated Approval of New Drugs for Serious or Life-Threatening Illnesses. Accelerated approval regulations require that an applicant study an investigational drug following product launch to verify and describe the drug's clinical benefit. The Company is conducting a post-marketing clinical trial designed to meet accelerated approval requirements. Under FDA accelerated approval regulations, the FDA may withdraw approval following product launch if the Company fails to show due diligence in conducting the post-marketing clinical trial or if this clinical trial fails to demonstrate clinical benefit to the FDA's satisfaction. There can be no assurance that the Company will be able to conduct a satisfactory post-marketing clinical trial.

    In June 1996, the Company was granted marketing authorization for DOXIL under the tradename CAELYX, in the 15 member states of the EU, for both first-line and second-line treatment of AIDS-KS in patients with low CD4 counts and extensive mucocutaneous or visceral disease. The drug may be used as first-line systemic chemotherapy, or as second-line chemotherapy, in AIDS-KS patients with disease that has progressed with, or in patients who are intolerant to, prior combination chemotherapy comprising at least two of the following agents: a Vinca alkaloid, bleomycin, and doxorubicin (or another anthracycline). The Company's distribution partner, Schering-Plough (see "Dependence on Third Party Distributors and Agents"), has begun pricing discussions with the appropriate agencies in selected countries where pricing approval is required. There can be no assurance that Schering-Plough will be able to negotiate a satisfactory price for DOXIL in the EU countries.

AMPHOTEC Regulatory Status

    SEQUUS has received marketing authorization approval for AMPHOTEC, under the tradename AMPHOCIL, in Argentina, Austria, Brazil, Denmark, the Czech Republic, Finland, Iceland, Ireland, Italy, the Netherlands, Russia, Singapore, Slovenia, the Slovak Republic, Sweden, Turkey and the U.K.. AMPHOTEC is indicated for the treatment of severe and/or deep systemic mycoses in cases where toxicity or renal failure precludes the use of conventional amphotericin B and in cases where prior systemic antifungal therapy has failed. MAAs for AMPHOTEC, submitted by the Company and Zeneca, are under assessment in a number of countries, including other European countries, except in Norway where the MAA was withdrawn. In September 1995, the CPMP reviewed the Company's multi-state application for product marketing approval. Germany, France, Spain, Greece and Luxembourg did not accept the MAA. SEQUUS believes approval will be forthcoming in Portugal. However, there can be no assurance that approvals in any additional countries, including pricing approvals, will be forthcoming on a timely basis, or at all. In addition, after the CPMP meeting, following further consideration by the Commission of Medicines in Belgium, the Company has accepted the option of a marketing authorization approval for AMPHOTEC in a limited indication.

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

Dependence on Third-Party Distributor and Agents; Limited Marketing and Sales Experience

    In September 1996, the Company entered into an exclusive arrangement with Schering-Plough under which Schering-Plough will distribute, market and sell DOXIL worldwide, under the tradename CAELYX(TM), except for the United States, Japan and certain small markets subject to prior distribution arrangements. Under the terms of the agreement, SEQUUS will receive payments for product sales to Schering-Plough. In addition, Schering-Plough will fund a portion of the clinical development program for DOXIL, conduct clinical trials for a solid tumor indication, apply for regulatory approval in the Schering-Plough territories for all new indications, and assist with pharmacoeconomic studies. The Company's future sales of DOXIL to Schering-Plough will depend upon the success of Schering-Plough's marketing efforts, the rate at which the product penetrates the existing approved markets (see "DOXIL Regulatory Status") as well as the timing of additional approvals, including pricing approvals, in other countries, if any.

    In 1995, a substantial portion of the Company's product revenues came from sales either to a third-party distributor (Zeneca) or through third-party agents. For the fiscal year ended December 31, 1995, 41% of the Company's product sales represent sales of AMPHOTEC to Zeneca as compared to 91% for 1994. A significant portion of these sales of AMPHOTEC reflect pipeline-filling (inventory) orders. The Company did not ship any AMPHOTEC to Zeneca in 1995 after the first quarter. Five shipments of AMPHOTEC were made in the first nine months of 1996 and the Company anticipates only limited sales to Zeneca for the foreseeable future. The level of the Company's future sales of AMPHOTEC to Zeneca will depend upon the rate at which the product penetrates the existing approved markets (see "AMPHOTEC Regulatory Status") as well as the timing of additional approvals in other countries, if any. Sales of AMPHOTEC to date have been below expectations. In July 1996, SEQUUS announced that it had reacquired from Zeneca all international marketing and distribution rights for AMPHOTEC except for nine European countries to which Zeneca had retain such rights (Denmark, Finland, Holland, Iceland, Ireland, Italy, Portugal, Sweden and the United Kingdom). In exchange for the return to SEQUUS of marketing and distribution rights throughout the rest of the world, SEQUUS agreed to restructure certain future milestone payments specified in the original 1993 agreement, adjust the pricing terms for AMPHOTEC to provide greater competitive flexibility, and exchange certain inventory.

    The Company expects to market and sell its products directly, or possibly co-promote them with strategic partners, in the U.S. In this regard, SEQUUS currently employs a sales force of 32 professionals to market DOXIL, which the Company intends to expand if marketing clearance is obtained for AMPHOTEC. This group is experienced in the sale of pharmaceutical and biotechnology products to physicians, hospitals and clinics, including managed care providers, and in facilitating reimbursement with third-party payors. Further development of such a marketing and sales organization will require significant additional expenditures, management resources and time. The Company has limited experience marketing and selling its products. In addition, the loss of certain key sales personnel would delay and adversely affect the sales effort and would have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to implement its marketing plan successfully. If the Company enters into any marketing partnerships in the U.S., such as those currently under consideration, this would significantly reduce the Company's margins on these products. There can be no assurance that the Company will be able to establish such a marketing and sales organization successfully or manage its marketing organization successfully.

Product Liability

    Testing, manufacturing, marketing and use of the Company's products will entail substantial risk of product liability. The Company currently maintains product liability insurance in an amount of $10 million per occurrence and $10 million in the aggregate. A single product liability claim could exceed the $10 million coverage limit, and there is a possibility of multiple claims. There can be no assurance that the amount of insurance the Company has obtained against the risk of product liability will be adequate, that the amount of such insurance can be renewed or that the amount and scope of any coverage obtained will be adequate to protect the Company in the event of a successful product liability claim. The Company's business could be materially adversely affected by one or more successful product liability claims.

    In addition, with respect to the sale of products in the U.S., the Company believes it has significantly greater risk in connection with product liability claims due to the greater frequency of lawsuits and higher claims paid in courts in the U.S. as opposed to most other countries. The Company is required by governmental regulations to test its products even after they have been sold and used by patients. As a result of such tests, the Company may be required to, or may determine that it should, recall products when most of such products have already been sold. Such later testing and product recalls may increase the Company's potential exposure to product liability claims.

Dependence on Third-Party Manufacturer; Manufacturing Risks

    The Company's present internal manufacturing capabilities are limited to producing products for preclinical development. The Company is dependent on Ben Venue, a United States-based contract manufacturer, to manufacture commercial-scale quantities of AMPHOTEC and DOXIL pursuant to supply agreements. Under these agreements the Company has agreed to indemnify Ben Venue against certain liabilities. As of September 1996, the Company and Ben Venue have manufactured 32 commercial-scale batches of DOXIL, including the three registration batches which are required as part of the FDA's NDA approval process. There can be no assurance that Ben Venue will continue to meet FDA or product specification standards or that the Company's manufacturing goals can be met in a consistent and timely manner. There is only a limited number of other manufacturers with the capability of manufacturing AMPHOTEC and DOXIL, and any alternative manufacturer would require regulatory qualification to manufacture the product which would likely take several months.

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

    The Company relies on certain suppliers of key raw materials to provide an adequate supply of such materials for production of finished products. Certain materials are purchased from single sources. In particular, amphotericin B and doxorubicin HCI are currently each supplied to the Company by single sources, and the number of alternative sources is severely limited. For example, the Company has a five-year, sole-source supply agreement with Meiji Seika Pharma International, Ltd. to supply the Company with doxorubicin HCI for DOXIL. There can be no assurance that the doxorubicin HCI supplied under the agreement will continue to meet FDA requirements applicable to DOXIL, which could delay or prevent future sales of DOXIL, if any, by the Company. Although the Company has supply agreements in place with the suppliers of its key raw materials, the number of alternative qualified suppliers of key raw materials required for the manufacture of AMPHOTEC and DOXIL is limited. The disqualification or loss of a sole source supplier could have a material adverse effect on the Company because of a delay or inability in obtaining and qualifying an alternate supplier and the costs associated with such delay and in finding and qualifying an alternate supplier. Regulatory requirements applicable to pharmaceutical products tend to make the substitution of suppliers costly and time consuming. The unavailability of adequate commercial quantities, the loss of a supplier's regulatory approval, the inability to develop alternative sources, a reduction or interruption in supply or a significant increase in the price of materials could have a material adverse effect on the Company's ability to manufacture and market its products and its results of operations.

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

    The Company has a practice of monitoring patents and other developments in the liposome field. To the extent that the Company becomes aware of patents of other parties which the Company's processes or products might infringe, it is the Company's practice to seek review of such patents by the Company's patent counsel. With respect to the Company's DOXIL product, SEQUUS is aware of TLC's United States Patent No. 5,077,056 (the "056 Patent") relating to the loading of therapeutic drugs into liposomes. The Company's patent counsel has rendered an opinion that DOXIL would not infringe any valid claim of this patent. International equivalent patents to the '056 Patent are now undergoing opposition proceedings in the European and Japanese patent offices and the Company is party to such proceedings. The Company is also aware of TLC's United States Patent No. 5,008,050 relating to reducing liposome size by extrusion, and NeXstar's United States Patent No. 5,435,989 relating to targeting of liposomes to solid tumors. The Company's patent counsel has rendered an opinion that its DOXIL product would not infringe any valid claim of either of these patents. In addition, the Company is aware of certain patents covering lyophilization of liposomes. Neither of the Company's principal products involves the lyophilization of liposomes.

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

History of Operating Losses; Need for Additional Financing

    The Company has incurred losses in each year since its inception and has accumulated approximately $145.0 million in net losses through September 30, 1996, including a net loss of $11.6 million in the first nine months of 1996. The Company to date has generated limited revenues. There can be no assurance that revenues from product sales will be significant or sufficient to fund operations. Owing to expenditures associated with self-funded research, preclinical and clinical programs, marketing expenses and other activities related to seeking regulatory approval and achieving commercialization of its products, the Company expects to continue to incur operating losses. Additional financing may be required to fund the Company's continuing operations and product and business development activities in the form of debt or equity securities or bank financing. There can be no assurance that such financing will be available on acceptable terms, if at all. The unavailability of such financing could delay or prevent the development, testing, regulatory approval, manufacturing or marketing of some or all of the Company's products and could have a material adverse effect on the Company.

Dependence on Key Personnel; Management Transition

     The Company's success depends largely upon its ability to attract and retain qualified scientific, engineering, manufacturing, sales and marketing and management personnel. The Company faces competition for such personnel from other companies, academic institutions, government entities and other organizations. There can be no assurance that the Company will be successful in hiring or retaining such personnel. Four of the key executive officers of the Company have joined the management team in the past 18 months. The new management team will face significant challenges in transitioning the Company from research and development to manufacturing and marketing if the Company's products obtain regulatory approval. There can be no assurance that the management team can successfully manage the transition of the Company's business.

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

PART II - OTHER INFORMATION

ITEM 6.

Exhibits and Reports on Form 8-K

(a)   Exhibits:

10 Distribution Agreement Between Schering-Plough Ltd. and SEQUUS Pharmaceuticals, Inc.(1)

27       Financial Data Schedule

(b) Reports on Form 8-K. During the three months ended September 30, 1996, no reports on Form 8-K were filed.

--------
(1) The Registrant has requested confidential treatment of certain portions of this agreement.

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


                                        SEQUUS PHARMACEUTICALS, INC.
                                        ----------------------------
                                                (Registrant)





Date:  November 14, 1996                By: /s/ Donald J. Stewart
                                            ------------------------
                                            Donald J. Stewart
                                            Vice President, Finance
                                               (Principal Accounting Officer)

                                EXHIBIT INDEX

EXHIBITS                         DESCRIPTION
--------                         -----------
   10 Distribution Agreement Between Schering-Plough Ltd. and SEQUUS Pharmaceuticals, Inc.(1)

   27       Financial Data Schedule

--------
(1) The Registrant has requested confidential treatment of certain portions of this agreement.