Form 10-K405
period 1996-12-31
SEQUUS PHARMACEUTICALS INC
filed 1997-02-06
CIK 812444

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ----------------
                                   FORM 10-K

       (Mark One)

             [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 1996

                                       OR

           [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from             to
                         Commission file number 0-15847

                               ----------------

                          SEQUUS PHARMACEUTICALS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                               ----------------

          DELAWARE                                     94-3031834
(STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)


  960 HAMILTON COURT, MENLO PARK, CA                      94025
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)

       Registrant's telephone number, including area code: (415) 323-9011
        Securities registered pursuant to Section 12(b) of the Act: None
          Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock, $0.0001 Par Value
                                (Title of Class)

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock on the Nasdaq National Market on December 31, 1996, was $462,883,424. Solely for the purposes of this calculation, each officer and director of the registrant is deemed to be an affiliate.

  The number of shares of Common Stock outstanding as of December 31, 1996 was 29,660,319.

===============================================================================

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
 Item  1. BUSINESS.......................................................     2
 Item  2. PROPERTIES.....................................................    28
 Item  3. LEGAL PROCEEDINGS..............................................    28
 Item  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............    28
 Item  5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS.......................................................    29
 Item  6. SELECTED FINANCIAL DATA........................................    30
 Item  7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS.........................................    31
 Item  8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................    36
 Item  9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE..........................................    52
 Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............    53
 Item 11. EXECUTIVE COMPENSATION.........................................    56
 Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.    59
 Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................    60
 Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
           ON FORM 8-K...................................................    60

  The statements in this Annual Report on Form 10-K and other statements made by the Company from time to time that relate to future plans, events or performance are forward-looking statements which involve risks and uncertainties. Actual results, events or performance may differ materially from those anticipated in any forward-looking statements as a result of a variety of factors, including those set forth under "Risk Factors" and elsewhere in this Annual Report on Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                                    PART I


ITEM 1. BUSINESS

OVERVIEW

  SEQUUS Pharmaceuticals, Inc. ("SEQUUS" or the "Company") is a leader in developing and commercializing lipid-based biopharmaceutical products primarily to treat cancer and infectious diseases. The Company formulates its proprietary STEALTH liposomes with existing drugs, or with therapeutics under development, to develop new products with improved safety and efficacy profiles. The Company has developed and is marketing DOXIL, an anticancer drug, and AMPHOTEC, an antifungal drug, in the United States through its direct sales organization and internationally through its marketing partners. The Company is currently conducting additional clinical trials for the use of DOXIL in the treatment of certain solid tumors, including a Phase III clinical trial in refractory ovarian cancer and a number of breast cancer trials. In addition, SEQUUS is currently conducting a Phase I trial of its STEALTH cisplatin formulation for the treatment of cancer.

  Liposomes are microscopic lipid spheres used to encapsulate drugs for delivery to targeted areas of the body in order to increase efficacy and reduce toxicity. SEQUUS has created and patented STEALTH liposomes that avoid the body's natural defense mechanisms and degrade more slowly than conventional liposomes, thereby significantly increasing circulation time of encapsulated therapeutic agents in the body. For example, clinical data demonstrate that an anthracycline encapsulated in STEALTH liposomes (DOXIL) has a circulating half-life of approximately 55 hours compared to a half-life of approximately five hours for the other commercially available liposomal anthracycline product. This long circulation time allows STEALTH liposomes to accumulate in tissues where new blood vessels are forming, such as tumors and sites of inflammation or injury, delivering sustained and increased drug concentration to these target tissues.

  SEQUUS developed DOXIL, a proprietary STEALTH liposome formulation encapsulating a leading anticancer drug, doxorubicin. In November 1995, SEQUUS received marketing clearance from the United States Food and Drug Administration ("FDA") for DOXIL for the treatment of Kaposi's sarcoma ("KS") in people with AIDS whose KS has progressed on prior chemotherapy or in patients who are intolerant to such therapy ("refractory KS"). In December 1995, the Company launched DOXIL in the United States, using its own marketing and sales team, and achieved domestic product sales of approximately $20.9 million in 1996. In June 1996, the Company was granted marketing authorization for DOXIL under the tradename CAELYX in the 15 member states of the European Union ("EU") for the treatment of first-line and refractory KS in patients with low CD4 counts and extensive mucocutaneous or visceral disease. The drug may be used as first-line systemic chemotherapy, or as second-line chemotherapy, in KS patients with disease that has progressed with, or in patients who are intolerant to, prior combination chemotherapy comprising at least two of the following agents: a Vinca alkaloid, bleomycin, and doxorubicin (or other anthracycline). The Company has entered into a distribution agreement with Schering-Plough Corporation ("Schering-Plough") under which Schering-Plough has rights to market and sell CAELYX worldwide, except for the United States, Japan and certain other countries. In addition, the Company and Schering-Plough are jointly planning the clinical

--------
  The following trademarks of SEQUUS are used throughout this Annual Report on Form 10-K: STEALTH(R), AMPHOTEC(TM), AMPHOCIL(TM), DOXIL(R), CAELYX(TM) and SEQUUS(TM). Tradenames and trademarks appearing in this Annual Report on Form 10-K are the property of their respective holders.

development of DOXIL for the treatment of solid tumors in the United States and certain international markets. Schering-Plough will be responsible for conducting certain of these clinical trials.

  The Company used another lipid-based delivery technology to develop AMPHOTEC, a proprietary formulation of a leading antifungal drug, amphotericin B. In November 1996, SEQUUS received marketing clearance from the FDA for AMPHOTEC for the treatment of invasive aspergillosis, a life-threatening fungal infection, in patients where renal impairment or unacceptable toxicity precludes the use of conventional amphotericin B therapy in effective doses and in patients where prior amphotericin B therapy has failed. In December 1996, the Company launched AMPHOTEC in the United States, using its own marketing and sales organization. AMPHOTEC has also received marketing clearance in a number of other countries for the treatment of systemic fungal infections in patients for whom conventional amphotericin B is contraindicated due to toxicity or renal failure or for whom previous antifungal therapy was unsuccessful. The Company's strategy is to commercialize AMPHOTEC in international markets, under the tradename AMPHOCIL, through distribution partners. The Company has entered into a number of distribution agreements, including agreements with Zeneca Limited ("Zeneca") and Bayer, Inc. ("Bayer") in selected countries.

  The Company is developing SPI-077, a proprietary STEALTH liposome formulation of encapsulated cisplatin, a widely used anticancer drug. The utility of unencapsulated cisplatin is limited by a range of potentially serious and irreversible toxicities. Based upon results from preclinical studies, the Company believes that SPI-077 may have safety and efficacy advantages over unencapsulated cisplatin. In December 1996, the Company began a Phase I clinical trial of SPI-077 in the treatment of solid tumors. The Phase I trial is focused on determining the maximum tolerated dose of SPI-077 and establishing the toxicity profile of SPI-077 in patients with advanced malignancies not amenable to other cancer treatment.

  The Company's research and development efforts focus on developing new products by encapsulating other drugs, or attaching other drugs to, STEALTH liposomes and expanding the STEALTH platform to create additional methods of drug delivery. Products in the early development stage include STEALTH liposome formulations of CD4 for treating people with HIV, a quinolone antibiotic for treating life-threatening respiratory tract infections or other severe systemic bacterial infections, and a radiosensitizing agent for treating cancer. The Company is also conducting research in the field of small molecule, peptide and gene delivery using STEALTH liposomes.

TECHNOLOGY

  Liposomes are microscopic spheres composed of lipid membranes surrounding internal aqueous compartments. When liposomes were first characterized as potential drug carriers in the mid-1960s, scientists believed that these lipid vesicles showed promise for improving intravenous drug delivery, theorizing that liposomes would reduce drug toxicity by delivering entrapped drug to diseased sites in the body and avoiding healthy tissue. As development of liposome products progressed, two serious limitations emerged. First, conventional liposomes were attacked by proteins in the blood, causing rupture and premature release of entrapped drug into the bloodstream. Second, liposomes that survived rupture were quickly removed from circulation, primarily by immune cells that line the ducts of the liver.

  To address these limitations, SEQUUS developed patented liposomes that are stable in plasma and avoid rapid removal from the bloodstream. This was achieved by attaching polyethyleneglycol ("PEG") to the surface of the liposomes to form the Company's proprietary long-circulating STEALTH liposomes. For example, clinical data demonstrate that an anthracycline encapsulated in STEALTH liposomes (DOXIL) has a circulating half-life of approximately 55 hours compared to a half-life of approximately five hours for the other commercially available liposomal anthracycline product. In addition, the STEALTH liposomes are large enough that they typically do not escape out of the blood stream and into tissues through normal, healthy blood vessels. As a consequence, STEALTH liposomes continue to circulate intact until they reach tissues where new blood vessels are forming, such as tumors, sites of inflammation, and sites of injury. The Company's clinical data have demonstrated that the STEALTH liposomes leave the blood vessels in these locations, accumulate in high amounts, and then slowly release the encapsulated drug. As a result, the Company believes that STEALTH liposomes target diseased tissue, where the drugs can have a benefit, and avoid healthy tissues where the drugs will cause damage. For example, the Company has shown an up to 53-fold increase of DOXIL-delivered doxorubicin in certain tumors as compared to unencapsulated doxorubicin. An additional significant benefit of STEALTH technology is that certain molecules which cannot be encapsulated inside a liposome can be attached to the PEG on the surface of the liposomes. The Company believes that this may enable it to develop additional drug delivery products using its STEALTH technology.

  The Company uses additional lipid-based technology in the development of its proprietary products. For example, AMPHOTEC is a novel lipid-based colloidal dispersion which forms a stable suspension of the active drug, amphotericin B. The Company believes the stability of the formulation enables it to reduce manufacturing costs, lengthen shelf-life and ease preparation of the product prior to administration relative to other lipid-based products.

BUSINESS STRATEGY

  The Company's strategy is to build an integrated biopharmaceutical company that develops, manufactures, markets and sells innovative drug formulations of proven drugs and new therapeutics in development with enhanced safety or efficacy profiles based primarily on its proprietary STEALTH liposome technology. The Company intends to focus its near-term efforts on: (i) the commercialization of DOXIL and AMPHOTEC in the United States through its own sales team and in selected international markets through marketing partners;
(ii) the development of additional uses for DOXIL and AMPHOTEC by establishing clinical efficacy in a range of additional indications; (iii) the expansion of the clinical development program for SPI-077; (iv) the development of new products in the SEQUUS pipeline that utilize STEALTH liposomes; (v) the increase of its manufacturing capacity and expansion into additional production facilities; and (vi) the expansion of the STEALTH platform, either alone or through strategic alliances, to create additional proprietary products and drug delivery technologies.

PRODUCTS AND PRODUCTS UNDER DEVELOPMENT

  The current status of the Company's principal products, potential products under development and research projects is discussed below.

 DOXIL

  Doxorubicin is a widely prescribed anthracycline antibiotic used for the treatment of many different forms of cancer, including breast and ovarian cancer, leukemias, sarcomas and Hodgkin's disease. Though effective in treating these and other cancers, doxorubicin may produce irreversible myocardial toxicity, manifested in its most severe form by life-threatening congestive heart failure. The risk of developing congestive heart failure increases with increasing total cumulative doses of doxorubicin in excess of 450 mg/m/2/. Doxorubicin also causes suppression of white blood cell production, which may be dose limiting, as well as toxicities such as nausea and vomiting and hair loss. It is believed that the initial rapid uptake by the tissues (both diseased and healthy) of doxorubicin is a major contributing factor to its toxicities, in particular cardiotoxicity. DOXIL, a long-circulating STEALTH liposome formulation of doxorubicin, is designed to reduce the toxicities of doxorubicin by sequestering the drug in the liposomes until it reaches the tumor site (see "-- Technology"), thereby significantly reducing rapid drug uptake by and concentration in healthy tissues. The Company conducted a study comparing the cardiotoxicity of DOXIL in 10 KS patients receiving cumulative doses of doxorubicin encapsulated in STEALTH liposomes (DOXIL) ranging from 400 mg/m/2/ to greater than 800 mg/m/2/ to a matched control group of cancer patients treated with the same cumulative amount of unencapsulated doxorubicin. Data from this preliminary study suggest that DOXIL may cause significantly less cardiotoxicity than unencapsulated doxorubicin.

  DOXIL for Treating KS

  People with AIDS have an increased incidence of developing certain cancers. The most common cancer in this group is KS, a tumor that occurs only rarely in the general population. The most characteristic features of KS are disfiguring soft nodules or tumors (usually reddish purple or brown). Such tumors frequently occur on the surface of the skin, including the face, feet or legs, and can cause painful swelling or limit mobility. Less frequently, KS involves vital organs such as the lung where it may cause shortness of breath, and the gastrointestinal tract where it may cause internal bleeding.

  Prior to approval of DOXIL, the most common alternatives for KS treatment were interferon and two or three drug combinations. Interferon is effective only for people who have less advanced forms of AIDS. Interferon is associated with side effects such as fever and flu-like symptoms. If KS patients were no longer responsive to interferon, they were commonly treated with the same chemotherapy agents that are used for other types of cancers. The drugs used most commonly for KS include generic doxorubicin, bleomycin, and vincristine in combination ("ABV") or bleomycin and vincristine in combination ("BV"). Combination chemotherapy can result in side effects such as neutropenia (decrease in white blood cells), nausea, vomiting, hair loss, rash, numbness and tingling of the hands and feet and increased susceptibility to bleeding because of a reduction in platelets. People with AIDS are often more sensitive to the side effects of chemotherapy than non-HIV patients, and this is often manifested as an increased incidence of infection or bleeding when chemotherapy is given. For this reason, the doses of these drugs must frequently be reduced in order to limit side effects.

  In November 1995, SEQUUS received marketing clearance from the FDA for the use of DOXIL in treating KS patients whose KS has progressed on prior chemotherapy or in patients who are intolerant to such therapy. In December 1995, the Company launched DOXIL in the United States, using its own marketing and sales force, and achieved domestic sales of approximately $20.9 million in 1996. The marketing clearance for DOXIL was provided in accordance with the FDA's procedures for Accelerated Approval of New Drugs for Serious or Life Threatening Illnesses. Accelerated approval regulations require that an applicant study an investigational drug following product launch to verify and describe the drug's clinical benefit. The FDA has acknowledged the Company's commitment to a post-marketing clinical trial designed to meet accelerated approval requirements and the Company has initiated this trial. Under FDA accelerated approval regulations, the FDA may withdraw approval following product launch if the Company fails to show due diligence in conducting post-marketing studies or if these studies fail to demonstrate clinical benefit to the FDA's satisfaction.

  The pivotal trial used by SEQUUS to support the New Drug Application ("NDA") for refractory KS included 383 patients treated with DOXIL as single-agent therapy at a dose of 20 mg/m2 every three weeks. A subset of 77 patients with advanced KS, 49 of whom had received prior doxorubicin therapy, were identified as refractory. The tumor responses in this group of refractory patients were 27% or 48%, depending on the method of assessment used. Based on the FDA's review and assessment of 42 of the 77 refractory patients, 48% achieved a response (primarily based on flattening of at least 50% of the previously raised lesions), 26% had stable disease, and 26% had disease progression. The Company also included in the NDA safety data on 705 patients, which showed that DOXIL was generally well tolerated with manageable side effects.

  In June 1996, the Company received marketing authorization for DOXIL under the tradename CAELYX in the 15 member states of the EU for both first-line and second-line treatment of KS in patients with low CD4 counts and extensive mucocutaneous (skin and mucous membrane) or visceral disease. The drug may be used as first-line systemic chemotherapy, or as second-line chemotherapy, in KS patients with disease that has progressed with, or in patients who are intolerant to, prior combination chemotherapy comprising at least two of the following agents: a Vinca alkaloid, bleomycin, and doxorubicin (or other anthracycline). In September 1996, the Company announced that it had entered into a distribution agreement with Schering-Plough under which Schering-Plough is marketing and selling CAELYX worldwide, except for the United States, Japan and certain other countries. Schering-Plough is conducting pricing discussions with the appropriate agencies in those European countries where pricing approval is required. The EU countries covered by the marketing authorization are Austria, Belgium, Denmark, Finland, France, Germany, Greece, Ireland, Italy, Luxembourg, the Netherlands, Portugal, Spain, Sweden, and the United Kingdom. See "-- DOXIL for Treating Solid Tumors."

  In support of the European marketing authorization, SEQUUS completed two trials of DOXIL as first line therapy in KS patients. A total of 258 patients were enrolled in one trial comparing DOXIL against ABV. Of the 239 evaluable patients, 46.2% of DOXIL patients responded to therapy as compared with 25.6% of ABV patients. A total of 241 patients were enrolled in the second trial comparing DOXIL against BV. Of the 218 evaluable patients, 58.7% of DOXIL patients responded to therapy as compared with 23.3% of BV patients.

  The Company's regulatory clearances to market DOXIL in the United States for refractory KS and in certain European countries for first-line and refractory KS were based on extensive clinical data. In 1996, the Company submitted data from its two randomized clinical trials to the FDA to obtain clearance to market DOXIL as a first-line therapy. The FDA has informed the Company that it would require additional information that addresses the methodology of assessing the response rates seen in the trials in order to approve DOXIL for a first-line indication. The Company is currently re-analyzing its existing clinical data, analyzing data not previously submitted, and considering expanding ongoing trials, if necessary, to support a first-line indication. There can be no assurance that the Company will provide such data to the FDA or that any such submission would result in clearance for a KS first-line indication.

  DOXIL for Treating Solid Tumors

  Many solid tumors are treated by surgery, radiation, chemotherapy or a combination of these therapies. When used appropriately, chemotherapy can relieve suffering and sometimes prolong life. However, only a very small percentage of patients with cancer are cured by the use of chemotherapy alone, although their lives may be extended or the quality of life improved. This is especially true for common solid tumors such as cancer of the lung, breast, ovary and colon. However, these patient benefits are often offset by the considerable toxicity associated with chemotherapy drugs. The side effects include increased susceptibility to infection due to decreased white blood cells, nausea, vomiting, hair loss, rash, numbness and tingling of the hands and feet and increased susceptibility to bleeding due to reduction in platelets. In almost all cases in which chemotherapy is effective a combination of drugs is used. Generally drugs are used in combination that have been shown to be effective individually and have non-overlapping toxicities. Because of the limited benefits of chemotherapy and severe toxicities, market opportunities exist for drugs that are more effective, less toxic or both.

  Pursuant to the distribution agreement between the Company and Schering-Plough, the clinical development of DOXIL for the treatment of solid tumors is being planned by a joint development team of SEQUUS and Schering-Plough personnel. In addition, Schering-Plough will be responsible for conducting certain clinical trials in Europe and the United States.

  The Company is conducting a number of solid tumor trials. The clinical results reported are preliminary and may not be indicative of results that may be obtained in additional clinical trials. There can be no assurance that the Company will submit NDAs based on the following clinical data or future clinical data, or that, if submitted, any NDA will be approved. As used below, a "response" is a reduction in the size of a lesion or tumor by at least 50% and includes a "complete" response (no measurable tumor remaining).

  . Ovarian Cancer--Ovarian cancer is the fifth most common cancer in women in the United States according to the American Cancer Society, which estimated that the incidence in the United States was approximately 26,700 in 1996. Chemotherapy is used both in the post-surgical setting to prevent recurrence and to treat advanced disease. The Company has completed an open label, multi-centered Phase II study in patients with advanced ovarian cancer who had failed previous therapy with both platinum and paclitaxel. Of the 35 patients in the study, nine patients (26%) achieved a response. The median progression free interval was 5.7 months, and the median survival was 11 months (with a range of 1.5 to 24+ months). Thirteen patients experienced mucositis (mouth sores) and palmar-plantar erythema (reddening of the skin, occasional swelling and pain in the hands, feet and other pressure points, and, infrequently, loss of superficial skin). The Company is currently conducting confirmatory Phase II trials in the United States and Europe. The Company has initiated one of two planned multi-center, randomized Phase III trials in patients with ovarian cancer who have relapsed from prior therapy.

  . Breast Cancer--Breast cancer is the most common cancer in women in the United States according to the American Cancer Society, which estimated that the incidence in the United States was approximately 184,300 in 1996. Standard therapy may involve a mastectomy (removal of the mammary gland), a lumpectomy (removal of the tumor) and radiation therapy and chemotherapy, or some combination of these. Among solid tumors, breast cancer is generally considered one of the most responsive to chemotherapy. The Company has completed a Phase II multi-center trial in the U.K. in patients with metastatic breast cancer and a high tumor burden using doses of single-agent DOXIL ranging between 45-60 mg/m/2/ at intervals of three to four weeks. Most of these patients had not received prior therapy, but 28 had received adjuvant chemotherapy before entering the Company's trial for metastatic breast cancer. The response rate in 54 evaluable patients was 32%. This response rate is nearly identical to that obtained with single agent doxorubicin or epirubicin in a British randomized trial comparing doxorubicin, epirubicin and mitoxantrone in a similar patient population. Based on this data, the Company has decided to conduct additional clinical trials. The Company has completed another trial in patients with refractory breast cancer, including patients whose disease had progressed on mitoxantrone. Patients with tumors resistant to mitoxantrone are usually unresponsive to doxorubicin. In this trial, however, six of 16 patients (37.5%) had clinical benefit and objective evidence of tumor shrinkage, and two additional patients (12.5%) had a true partial response (reduction in the size of the tumor by at least 50%.) The toxicities were similar to those seen in the ovarian cancer trial. Palmar-plantar erythema was substantially reduced with longer intervals between treatments. The Company is conducting additional clinical trials in breast cancer patients.

  . Combination Chemotherapy--While most cancers are not cured with single agent therapy, durable clinical responses are often achieved with combination therapy. Drugs with different mechanisms of action and those which target different phases of the cell cycle are often combined in an attempt to achieve greater activity than that seen with either drug alone. Such drugs should have non-overlapping toxicities, so that a healthy organ system, with rapidly dividing cells (such as the bone marrow), is not exposed to multiple insults and subsequent toxicities. In addition, many cancer cells are drug resistant as a result of either de novo (intrinsic) or acquired multidrug resistance. In such cases, diminished intracellular drug accumulation is evident, and with the use of more than one drug in combination, a broader range of coverage of resistant cell lines is provided, and the development of new resistant cells lines may be slowed or prevented. A number of Phase I/II studies of DOXIL in combination with paclitaxel, docetaxel, vinorelbine, gemcitabine, cyclophosphamide, cisplatin, carboplatin, or topotecan are either underway or planned.

  DOXIL has been studied in several hundred patients with many types of solid tumors, including those listed above. The side effect from doxorubicin that limits the amount of drug that may be given, and thus limits the amount of drug that can reach the tumor, is suppression of the patient's white blood cell count. For this reason, it is standard medical practice to reduce the dose of doxorubicin whenever a patient demonstrates very low white blood cell counts during treatment. In addition, since most of the drugs used to treat cancer have a similar effect on the white blood cell count, the dose of each drug must be reduced when several drugs are used together. Based on preliminary clinical trial results, the Company believes that there is relatively less depression of the white blood cell counts from treatment with DOXIL compared to doxorubicin. Instead, the side effects that limit how much DOXIL can be given are mucositis and palmar-plantar erythema. The

Company believes that this difference in the principal toxicity from using DOXIL compared to doxorubicin reflects the change in distribution of DOXIL with relatively less going to the bone marrow where white blood cells are made and more distributed to other areas of the body while concentrating on the tumor. Because of the long circulation time of DOXIL, the Company believes variations in palmar-plantar erythema seen in individual patients may be controlled by increasing the time period between doses rather than by reducing dose. The Company believes DOXIL is also associated with less hair loss, nausea and vomiting than might be expected with a conventional dose schedule of doxorubicin.

 AMPHOTEC

  Systemic fungal infections are serious illnesses with high mortality rates, which occur primarily in patients whose immune systems have been compromised. In addition to its prevalence in people with AIDS, the incidence of such infections is increasing with the more aggressive use of chemotherapeutics for cancer and immune-suppressive drugs for organ transplants. While over 80,000 species of fungi have been identified, relatively few are known to infect humans. However, invasive fungal infections in immunocompromised patients are life-threatening. Among the most common systemic fungal infections that may infect these patients include candidiasis, aspergillosis, histoplasmosis, and cryptococcal meningitis. Invasive aspergillosis is generally considered to be one of the most difficult fungal infections to treat.

  In practice, physicians often begin antifungal therapy when a patient has a fever that has failed to respond to antibiotics (a "fever of unknown origin" or "FUO") before a specific fungus can be identified. This is because fungi grow slowly in the laboratory. Knowledge about which specific fungus has been treated usually comes some time after treatment has begun, if at all, and this is true for most clinical trials of antifungal therapy as well.

  Currently, amphotericin B is the standard treatment for patients with severe fungal infections that do not respond to other drugs, and its use is widespread. Unlike newer compounds, such as Diflucan, which suppress growth of fungal infections, amphotericin B kills the fungus. Drugs that suppress growth of fungal infections depend on the body's immune system to kill the fungus. This may not be possible if the immune system has been suppressed by chemotherapy or the disease process. As a result, amphotericin B is considered to be the most powerful antifungal drug available and is used when other compounds fail. However, amphotericin B has a number of serious side effects, the most significant of which is renal toxicity. Patients with severe infections requiring extensive treatment are at particular risk of developing renal failure as a result of high cumulative doses of amphotericin B. In many cases, treatment with amphotericin B must be discontinued because of renal impairment, leaving the patient with the risk of further fungal infection.

  AMPHOTEC is a novel lipid-based formulation of generic amphotericin B which the FDA cleared for marketing in November 1996 for the treatment of invasive aspergillosis in patients where renal impairment or unacceptable toxicity precludes the use of conventional amphotericin B in effective doses and in patients where prior systemic antifungal therapy has failed. The Company believes that AMPHOTEC provides effective therapy while reducing the dose-limiting toxicities typically associated with conventional amphotericin B. SEQUUS is further developing AMPHOTEC to treat additional systemic fungal infections that often afflict immunocompromised patients, such as solid organ and bone marrow transplant patients receiving immunosuppressant therapy, people with AIDS, and cancer patients receiving chemotherapy or radiation treatment.

  AMPHOTEC, a one-for-one molecular complex of amphotericin B and cholesteryl sulfate, is designed to be quickly removed from the bloodstream by macrophage cells (part of the immune system) that line ducts in the liver, spleen and other organs. The Company believes that this rapid sequestration of AMPHOTEC in macrophage cells reduces the amount of drug that enters the kidneys in toxic levels thereby significantly reducing renal toxicity. Once in the liver cells, the amphotericin B-cholesteryl sulfate discs are broken apart by intracellular enzymes and "free" amphotericin B molecules are gradually re-released into the bloodstream.

  SEQUUS commenced marketing AMPHOTEC in the United States in December 1996 directly through its 42-person sales team. The product is supplied in 50 mg and 100 mg vials as a lyophilized powder, which is readily reconstituted with sterile water in a matter of seconds and is stable upon reconstitution. AMPHOTEC is stable at room temperature (59-86(degrees)F) for approximately two years. The Company believes that AMPHOTEC has significant competitive advantages in the United States market when compared to other lipid-based amphotericin B products. These advantages include AMPHOTEC's clinical profile; its lower approved dosage requirement, which results in a lower cost per patient day; the availability of two vial sizes, which reduces waste; the absence of the necessity for filtration or refrigeration; its pharmaceutically elegant formulation; and the lack of any negative interaction between AMPHOTEC and cyclosporine in transplant patients who must receive cyclosporine to keep the body from rejecting the transplanted organ.

  AMPHOTEC, known internationally as AMPHOCIL, is also available in 18 countries outside of the United States for the treatment of aspergillosis, candidiasis and other systemic fungal infections in patients who are refractory to or intolerant of amphotericin B. AMPHOCIL is available in Argentina, Austria, Brazil, the Czech Republic, Denmark, Finland, Iceland, Ireland, Israel, Italy, the Netherlands, Russia, Singapore, Slovakia, Slovenia, Sweden, Turkey and the United Kingdom. The Company has entered into distribution agreements covering a number of these countries and intends to pursue distribution arrangements with other strategic partners for other territories in which it has obtained or is currently pursuing marketing authorization. To date, the Company has only experienced limited sales of AMPHOCIL in Europe. Marketing Authorization Applications ("MAAs"), the European equivalent of a New Drug Application ("NDA"), for AMPHOCIL are under assessment in a number of countries, including other European countries, except in Norway and Germany, where the MAA has been withdrawn and in France, Spain, Greece and Luxembourg where the MAA, reviewed in September 1995, was not approved. The Company and its distribution partners will continue to work with certain of the non-approving countries to meet their requirements for approval, if possible. If approvals are received, SEQUUS and its distribution partners intend to negotiate pricing in each of these countries, which the Company believes will take up to six to 12 months following marketing approval. There can be no assurance that marketing approval will be received for AMPHOCIL in any of these countries. See "-- Strategic Alliances" and "-- Government Regulation."

 Results of AMPHOTEC Clinical Trials

  The Company is pursuing the further clinical development of AMPHOTEC for a variety of life-threatening fungal infections. The clinical results reported are preliminary and may not be indicative of results that may be obtained in additional clinical trials. There can be no assurance that the Company will submit NDAs based on the following clinical data or future clinical data, or that, if submitted, any NDA will be approved.

  Aspergillosis. In a retrospective, historical controlled study involving 343 patients with proven or probable invasive aspergillosis infections, 82 patients treated with AMPHOTEC were compared to a cohort of 261 patients at six cancer or transplant centers, who had been treated with amphotericin B. The majority of the patients in both groups had aspergillosis infections in the lung. The data indicated that in a study with an historical control AMPHOTEC has superior efficacy (49% vs. 23%) to amphotericin B in patients with proven or probable aspergillosis, and that the AMPHOTEC-treated group had a higher survival rate at 120 days (50% vs. 28%) than the control group receiving amphotericin B. Of the amphotericin B patients, 43% developed renal toxicity during therapy while in the AMPHOTEC treatment group, the renal toxicity rate was 8%. SEQUUS is conducting a Phase III double-blind, randomized study comparing AMPHOTEC with amphotericin B in treating patients with first-line aspergillosis infections.

  Bone Marrow Transplant Patients. Data from a Phase I dose-escalation clinical trial in 76 bone marrow transplant patients with invasive fungal infections indicate that AMPHOTEC is safe at doses up to 7.5 mg/kg per day with demonstrated antifungal activity, no appreciable renal toxicity and manageable infusion-related side effects. In this study, the investigator reported a response rate of 55% across all dose levels and infections.

  Fever of Unknown Origin (Febrile Neutropenia). Data from a double-blind, randomized multi-center clinical trial comparing AMPHOTEC with conventional amphotericin B in the empiric treatment of febrile neutropenic patients indicate that AMPHOTEC was equally effective and substantially less toxic to the kidney, as compared to conventional amphotericin B, the standard therapy, in treating this patient population. The data also showed that AMPHOTEC had a renal safety advantage over amphotericin B when used in conjunction with common anti-rejection therapy (cyclosporine or tacrolimus) in both adults and children. This is clinically important because cyclosporine and tacrolimus are known to have renal toxicity and are widely used in transplant patients, a group which is at substantial risk of developing life threatening fungal infections. The Company is currently conducting a Phase III clinical trial in patients with febrile neutropenia, comparing AMPHOTEC with amphotericin B.

  On-Going Clinical Studies. The Company is conducting an extensive clinical development program for AMPHOTEC, including a Phase III double blind study in patients with aspergillosis comparing AMPHOTEC with amphotericin B and a Phase III trial in FUO. There can be no assurance that the Company will complete any of the clinical trials currently in progress, that the results of such trials, if completed, will demonstrate the safety and efficacy of AMPHOTEC in treating other fungal diseases, or that any additional NDA supplements filed by the Company will be accepted or approved by the FDA.

 STEALTH Cisplatin (SPI-077)

  Cisplatin is a widely used cytotoxic drug for the treatment of many types of cancers, including lung, ovarian, head and neck, bladder, melanoma, testicular, cervical and gastrointestinal. The tumors that respond to cisplatin are usually relatively insensitive to doxorubicin and vice versa. Although cisplatin is one of the most active single agents available, its clinical utility is limited by a range of potentially serious and irreversible toxicities. These toxicities include bone marrow suppression, nausea and vomiting, kidney damage and nerve damage. Special precautions to address these toxicities can include administration of fluids (hydration) and diuretics, and hospitalization of patients is often required, adding significant cost to cisplatin therapy. The Company has developed a STEALTH liposome formulation of cisplatin, SPI-077. The Company has conducted multiple studies in in vivo laboratory models. In summary, the Company believes the unpublished results of these studies show: (i) as with DOXIL, this formulation avoids immune detection, resulting in a significantly longer circulation time than cisplatin, (ii) SPI-077 causes less kidney toxicity than comparable doses of cisplatin in such models, and (iii) SPI-077 has shown meaningful anti-tumor activity and was more effective than cisplatin in producing a prolonged response to treatment, with persistent inhibition of tumor growth. The Company filed an Investigational New Drug application for SPI-077 in October 1996 and initiated a Phase I safety study of SPI-077 in cancer patients in December 1996. The Phase I study is focused on determining the maximum tolerated dose of SPI-077 and establishing the toxicity profile of SPI-077 in patients with advanced malignancies not amenable to other cancer treatment. See "-- Patents and Trade Secrets."

  The development of new pharmaceutical products is subject to a number of significant risks. Potential products that appear to be promising at various stages of development may not receive regulatory approval, reach the market or achieve widespread use for a number of reasons. For example, DOXIL is being clinically tested in various types of solid tumors. The Company's clinical data in treatment of solid tumors are derived from a limited number of patients and are not necessarily predictive of future results obtained in subsequent clinical trials. Moreover, even when a drug does demonstrate activity, it may not be sufficiently efficacious to replace existing therapies. There can be no assurance that the Company's research and development efforts will be successful, that any given product will be approved by appropriate regulatory authorities or that any product candidate under development will be safe, effective or capable of being manufactured in commercial quantities at an economical cost, will not infringe the proprietary rights of others or will achieve market acceptance. There are a number of challenges the Company must address successfully to develop commercial products in each of its development programs. The Company's potential products will require significant additional research and development efforts, including process development and significant additional clinical testing, prior to any commercial use. There can be no assurance that the Company will successfully address any of these technological challenges, or others that may arise in the course of development. In addition, the Company may not have sufficient resources to commercialize new products successfully.

  Successful product development requires, among other things, the design and completion of clinical trials. The rate of completion of the Company's clinical trials is dependent upon, among other factors, the rate of patient enrollment. The Company is dependent on third parties, including hospitals and physicians to conduct clinical trials. In addition, the Company is reliant on Schering-Plough to conduct certain clinical trials for DOXIL. The Company and Schering-Plough face intense competition from other companies developing cancer treatments to enroll a limited number of eligible cancer patients in clinical trials for oncology products. Delays in planned patient enrollment may result in increased costs and delays. If the Company is unable to successfully complete its clinical trials, its business, financial condition and results of operations could be materially adversely affected.

RESEARCH AND DEVELOPMENT

  The primary focus of the Company's ongoing product development and research efforts is to capitalize on the STEALTH liposome technology. This includes identifying additional therapeutic drugs that can be formulated using the existing technology and creating advanced applications by attaching therapeutics to the outside of the STEALTH liposome to expand its possible applications. The Company is conducting exploratory programs with other companies and, in some cases, is dependent upon these companies for their technologies. The following is a summary of the Company's additional research and development projects:

  Liposome-CD4 Technology (SPI-119). The Company has obtained exclusive worldwide rights to a proprietary liposome-CD4 technology as a potential HIV/AIDS therapeutic. CD4 is a protein on the surface of T-cells to which the HIV virus binds in order to infect the cell and replicate. HIV replicates in T-cells, but in order to enter T-cells the virus must first bind to CD4. Theoretically, CD4 injected into the blood stream might also bind HIV and, in this way, prevent the virus from attaching to the T-cells where it can do damage. Earlier attempts to accomplish this result have not been successful because unencapsulated CD4 loses its critical three dimensional structure and also does not accumulate in the lymphatic system. The CD4-liposome complex behaves as a cell that can bind HIV; existing data indicate that the Company's STEALTH liposomes accumulate in peripheral lymphatic tissues, such as regional lymph nodes. Based on preclinical studies, the Company has undertaken formulation of the liposome-CD4 product.

  STEALTH Quinolones (SPI-850). Although quinolone antibiotics are active against a broad spectrum of bacterial infections, including life-threatening respiratory tract infections, they must be administered two to four times a day. A long circulating quinolone antibiotic encapsulated in STEALTH liposomes could be administered once a day, or possibly even less often, permitting easier administration outside of the hospital. The Company has formulated and is currently conducting preliminary studies of SPI-850 which is designed to reduce the frequency of dosing and concentrate the drug at sites of infection, thereby improving efficacy.

  Radiosensitizers (SPI-40). Indium is a radioactive substance. When it is encapsulated in liposomes, the distribution of liposomes in the patient can be traced. Studies in cancer patients have shown that indium administered in a STEALTH liposome concentrates in tumor tissue. Radiosensitizing agents may increase the responsiveness of tumors to the therapeutic effects of radiotherapy. However, to be effective these agents must concentrate in tumors to a greater extent than in normal tissues, and the agents must stay in the tumor until the dose of radiotherapy has been administered. The Company believes that STEALTH liposomes may be an effective way to deliver radiosensitizers. The Company has formulated and tested two radiosensitizing agents in preclinical models.

  Additional Research Programs. The Company is conducting research in the fields of small molecule, peptide and gene delivery using STEALTH liposomes. Currently, three approaches are being investigated for the intravenous delivery of genetic material to patients: (i) inject "naked" DNA (genetic material), (ii) use a viral vector to deliver the DNA, and (iii) encapsulate DNA in liposomes. The Company is investigating the use of STEALTH liposomes to encapsulate and deliver DNA to tumors and other sites of disease.

  A segment of the biotechnology industry is focusing on the development of small molecules that may inhibit specific activities within a cell. While potentially medically useful, small molecules are typically cleared from the body before reaching the target cells. The Company is developing technology to bind small molecules to the PEG on STEALTH liposomes for use in the intravenous delivery of small molecules.

  The Company's research and development expenses for 1994, 1995 and 1996 were $25.4 million, $22.7 million and $27.7 million, respectively. Such expenses encompassed all of the Company's product development programs, including DOXIL, AMPHOTEC and SPI-077 as well as research projects such as CD4 liposomes, radiosensitizers and gene delivery.

MARKETING AND SALES

  As of January 1, 1997, SEQUUS employed a sales and sales management team of 42 professionals to market DOXIL and AMPHOTEC. This team is experienced in the sale of pharmaceutical products to physicians, hospitals and clinics, including managed care providers, and in facilitating reimbursement with third-party payors. The sales force is deployed in major metropolitan areas for oncology and infectious disease products. In the first full year of operations, the sales team sold approximately $20.9 million of DOXIL in the United States and launched AMPHOTEC. However, the Company faces significant competition for oncology sales professionals and the loss of certain key sales personnel could adversely impact the sales effort and have a material adverse effect on the Company's business, financial condition and results of operations.

  Outside of the United States, the Company's strategy is to establish marketing and distribution agreements with pharmaceutical companies, agents or distributors. Pursuant to this strategy, the Company has entered into a distribution agreement with Schering-Plough for the distribution of CAELYX in most major markets outside the United States (except Japan) and has entered into distribution agreements with a number of corporate partners, agents and distributors, including Zeneca and Bayer, covering the marketing and distribution of AMPHOCIL in various international markets. The Company's future sales of CAELYX and AMPHOCIL outside of the United States will depend to a large extent on the marketing efforts of its distribution partners, the continuation of the distribution arrangements, market acceptance of products, availability of third party reimbursement, as well as the timing of additional approvals, including pricing approvals, in other countries, if any. If Schering-Plough or any other distributor were to terminate its agreement with the Company or be unsuccessful in meeting its sales objectives, the Company's business, financial condition and results of operations could be materially adversely affected. There can be no assurance that the Company will be able to successfully market its products through its direct sales force, partners, agents, or at all. See "-- Strategic Alliances" and "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview."

MANUFACTURING AND PRODUCTION

  The Company's internal manufacturing capabilities are limited to producing products for preclinical development. The Company is dependent on Ben Venue Laboratories, Inc. ("Ben Venue"), a United States-based contract manufacturer of injectable drug products, to manufacture commercial-scale quantities of AMPHOTEC and DOXIL sufficient to meet the Company's forecasted requirements for research and for commercial production pursuant to supply agreements. SEQUUS has developed production technologies for AMPHOTEC and DOXIL which it employs at Ben Venue. Although the FDA has approved Ben Venue's facility, processes and procedures for DOXIL and AMPHOTEC, there can be no assurance that Ben Venue and the Company will continue to meet FDA or product specification standards for the manufacture of

DOXIL and AMPHOTEC or that the Company's manufacturing requirements can be met in a consistent and timely manner. Only a limited number of contract manufacturers are capable of manufacturing AMPHOTEC and DOXIL, and any alternative manufacturer would require regulatory approval to manufacture the product which would likely take several months. The Company is in the process of identifying an alternative manufacturer, but to date has not sought approval of an alternative manufacturer for its products. The Company has in the past experienced batch failures in the manufacturing process. Any batch failures in the future could result in a material increase in cost of goods sold or in the Company's inability to deliver products on a timely basis. In addition, the Company may be unable to obtain sufficient contract manufacturing capacity due to competing demands on the contract manufacturer's capacity or other reasons. In the event of any interruption of supply from the contract manufacturer due to regulatory reasons, significant batch failures, capacity constraints or other causes, there can be no assurance that the Company could make alternative manufacturing arrangements on a timely basis, if at all. Such an interruption would have a material adverse effect on the Company's business, financial condition and results of operations. See "-- Government Regulation."

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

  On September 27, 1994, the Company entered into a five-year, principal-source supply agreement with Meiji Seika Pharma International Ltd. ("Meiji Seika") to supply the Company with doxorubicin for DOXIL. Under the agreement the Company is required to purchase in yen its forecasted three months requirements. The agreement may be automatically renewed for one-year periods unless either party provides the other party with six months notice prior to the expiration of the current term. The Company agreed to indemnify Meiji Seika for certain liabilities.

  Although the Company has supply agreements in place with the suppliers of its key raw materials, including amphotericin B and doxorubicin HCl, the number of alternative qualified suppliers of key raw materials required for the manufacture of AMPHOTEC and DOXIL is limited. The disqualification or loss of a sole-source supplier could have a material adverse effect on the Company because of a delay or inability in obtaining and qualifying an alternate supplier and the costs and lost revenues associated with such delays and in finding and qualifying an alternate supplier. Regulatory requirements applicable to pharmaceutical products tend to make the substitution of suppliers costly and time consuming. The unavailability of adequate commercial quantities, the loss of a supplier's regulatory approval, the inability to develop alternative sources, a reduction or interruption in supply or a significant increase in the price of materials could impair the Company's ability to manufacture and market its products which would have a material adverse effect on the Company's business, financial condition and results of operations.

STRATEGIC ALLIANCES

  The Company's strategy for the development, clinical trials, manufacturing and commercialization of certain of its products includes maintaining and entering into various strategic alliances with corporate partners, licensors and others. In addition to the strategic alliances described below, the Company intends to continue to evaluate arrangements for the in-licensing of technology and the distribution of AMPHOTEC and DOXIL. There can be no assurance that the Company will be able to maintain existing strategic alliances, negotiate strategic alliances in the future on acceptable terms, if at all, or that any such strategic alliances will be successful. There can be no assurance that any of the Company's present or future strategic partners will devote sufficient resources to marketing the Company's products or satisfying its obligations to the Company.

  Schering-Plough

  In September 1996, SEQUUS announced it entered into a distribution agreement with Schering-Plough. Under the multi-year agreement, Schering-Plough has obtained exclusive rights to distribute, market and sell CAELYX worldwide, except for the United States, Japan and certain other countries. Under the terms of the agreement, SEQUUS will receive payments for product sales to Schering-Plough. In addition, SEQUUS and Schering-Plough will jointly develop a worldwide clinical plan for investigating the use of CAELYX in the treatment of solid tumors. Each party will undertake clinical trials in specific indications, coordinated by a joint development team. As part of the agreement, Schering-Plough will conduct certain clinical trials for oncology indications, will apply for regulatory approval in the Schering-Plough territories for all new indications, and will assist with pharmacoeconomic studies.

  International Distribution of AMPHOCIL

  The Company has entered into a number of arrangements with distributors and agents for the marketing and distribution of its AMPHOCIL product in international markets. In certain instances, the distributor is also assisting the Company in preparing regulatory filings and, in countries where marketing clearance has been granted, obtaining pricing approvals. The Company has granted distribution rights to the following parties for the respective territories: Zeneca in Denmark, Finland, Iceland, Ireland, Italy, the Netherlands, Portugal, Sweden and the U.K.; Prodesfarma, S.A. in Spain, Belgium and Luxembourg; TORREX Pharma G.m.b.H. in Austria, the Czech Republic, Hungary, Poland and Slovenia; Gamida-MedEquip Limited in Israel; and Bayer in Canada.

  In-Licensing of Technology

  The Company has entered into licensing agreements with third parties covering proprietary technologies used in the production of the Company's products. Under these agreements, the Company is obligated to pay royalties upon product sales and to make other payments. The Company is currently in discussions with one of its licensors regarding the interpretation of the financial terms of a license agreement. Such agreements also contain provisions requiring the Company to pursue market development for the licensed technologies in order for the Company to maintain its license rights. There can be no assurance that the Company will fulfill its obligations under any of these agreements and any such failure could result in the loss of the Company's rights under the agreement.

PATENTS AND TRADE SECRETS

  SEQUUS currently owns or controls 58 United States patents, which expire at various times between 1998 and 2013, including seven claiming various aspects of the Company's long-circulating STEALTH liposomes, which expire at various times between 2006 and 2013. SEQUUS has filed numerous patent applications on inventions claiming specific liposome compositions and methods of use, liposome processing methods, drug/lipid compositions, and surface-modified liposomes and methods. SEQUUS has also filed corresponding foreign patent applications with respect to certain of its key technologies and owns or controls foreign counterpart applications and issued patents in various countries with respect to its most important United States patents and pending applications. SEQUUS intends to file additional patent applications, when appropriate, relating to improvements in its technologies and other specific inventions and products that it develops.

  There has been increasing litigation in the biomedical, biotechnology and pharmaceutical industries with respect to the manufacture, use and sale of new therapeutic products that are the subject of conflicting patent rights. A substantial number of patents relating to liposomes have been issued to, or are controlled by, other public and private entities, including academic institutions. In addition, others, including competitors of SEQUUS, may have filed applications for, or may have been issued patents or may obtain additional patents and proprietary rights relating to products or processes competitive with those of SEQUUS. The patent positions of pharmaceutical, biopharmaceutical, biotechnology and drug delivery companies, including SEQUUS, are uncertain and involve complex legal and factual issues. Additionally, the coverage claimed in a patent application can be significantly reduced before the patent is issued. As a consequence, the Company does not know whether any of its patent applications will result in the issuance of patents or whether any of the Company's existing patents will provide significant proprietary protection or will be circumvented or invalidated. Since patent applications in the United States are maintained in secrecy until patents issue, and since publication of discoveries in the scientific or patent literature often lag behind actual discoveries, the Company cannot be certain that it was the first inventor of inventions covered by its pending patent applications or that it was the first to file patent applications for such inventions. Moreover, the Company may have to participate in interference proceedings to determine priority of invention, which could result in substantial cost to the Company, even if the eventual outcome is favorable to the Company. There can be no assurance that any patents owned or controlled by the Company will protect SEQUUS against infringement litigation or afford commercially significant protection of the Company's technology. Almost none of the Company's patents has been tested in court to determine their validity and scope. Moreover, the patent laws of foreign countries differ from those of the United States and the degree of protection, if any, afforded by foreign patents may, therefore, be different.

  In prior litigation in the Patents County Court in the U.K., a suit brought by NeXstar Pharmaceuticals, Inc. ("NeXstar") alleging that the Company's anticancer drug, DOXIL, infringes NeXstar's EPO Patent No. 0,179,444 was settled by the parties dropping their respective claims against one another. The U.K. Patent Court dismissed all claims in the case with prejudice.

  The Company has a practice of monitoring patents and other developments in the liposome field. To the extent that the Company becomes aware of patents of other parties which the Company's processes or products might infringe, it is the Company's practice to seek review of such patents by the Company's patent counsel. With respect to DOXIL, the Company is aware of United States Patent No. 5,077,056 of The Liposome Company ("TLC") relating to the loading of therapeutic drugs into liposomes. The Company's patent counsel has rendered an opinion that its DOXIL product would not infringe any valid claim of this patent. The Company is also aware of recently issued United States Patent No. 5,562,925 (the "925 Patent") covering therapeutic cisplatin compositions held by Research Corporation Technologies Inc., which the Company believes has been licensed exclusively to Bristol-Myers Squibb Company ("Bristol-Myers"). The Company's patent counsel has rendered an opinion that its STEALTH cisplatin formulation would not infringe any valid claims of the 925 Patent. The Company is also aware of TLC's United States Patent

No. 5,008,050 relating to reducing liposome size by extrusion, and NeXstar's United States Patent No. 5,435,989 relating to targeting of liposomes to solid tumors. The Company's patent counsel has rendered an opinion that DOXIL would not infringe any valid claim of either of these patents. The Company is also aware of United States Patent Nos. 4,426,330 and 4,534,899 assigned to Lipid Specialties, Inc., relating to conjugates of phospholipids and polyethyleneglycol. The Company's patent counsel has rendered an opinion that DOXIL would not infringe any valid claims of these patents.

  In November 1991, SEQUUS received a letter from TLC bringing to the Company's attention TLC's United States Patent Number 5,059,591 for "Reduced Toxicity" (the "591 Patent") containing claims directed to amphotericin B/sterol compositions and their method of use. Subsequently, the Company's patent counsel delivered an opinion to the Company that, among other things, AMPHOTEC does not infringe any valid claim of the 591 Patent. The Company has not received any further written correspondence with respect to this issue. However, no assurance can be given that TLC will not make a claim against SEQUUS with respect to the 591 Patent, which could have a material adverse effect on the Company's ability to commercialize AMPHOTEC.

  Even if the Company's patent counsel renders advice that the Company's products do not infringe any valid claim under such patents, there can be no assurance that any third party will not commence litigation to enforce such patents or that the Company will not incur substantial expense, or that it would prevail, in any patent litigation.

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

  The Company relies on unpatented trade secrets and proprietary know-how to protect certain aspects of its production and other technologies. Although SEQUUS has entered into confidentiality agreements with its employees, consultants, representatives and other business associates, there can be no assurance that trade secrets and know-how will remain undisclosed or that similar trade secrets or know-how will not be independently developed by others.

GOVERNMENT REGULATION

  Regulation by governmental authorities in the United States and other countries is a significant consideration in all aspects of the clinical development, production and marketing of the Company's products and in its on-going research and development activities. In order to clinically test, produce and sell products for human therapeutic use, mandatory procedures and safety standards established by the FDA and comparable agencies in foreign countries must be followed. SEQUUS prepares and files regulatory documents required to begin clinical trials, recruits and monitors clinical investigators, analyzes and synthesizes clinical trial data and prepares and files documents requesting approval to sell pharmaceutical products. Whether undertaken by SEQUUS or an agent or collaborator of SEQUUS, the regulatory approval process for new products generally takes several years and involves the expenditure of substantial resources. There can be no assurance that any such approvals will be granted on a timely basis, if at all.

  The standard process required by the FDA before a pharmaceutical agent may be marketed in the United States includes: (i) laboratory and preclinical tests, (ii) submission to the FDA of an application for use of an investigational new drug, which must become effective before clinical trials may commence, (iii) adequate and well-controlled clinical trials to establish the safety and efficacy of the drug in its intended application, (iv) submission to the FDA of a NDA with respect to a drug or a Product License Application

("PLA") and an Establishment License Application ("ELA") with respect to a biologic, and (v) FDA approval of the NDA or PLA/ELA prior to any commercial sale or shipment of the drug or biologic. In addition to obtaining FDA approval for each product, each domestic drug manufacturing establishment must be registered or licensed by the FDA. Domestic and foreign manufacturing establishments are subject to inspections by the FDA and by other federal, state and local agencies and must comply with GMPs as appropriate for production. If a product is approved under the FDA procedures for Accelerated Approval of New Drugs for Serious or Life-Threatening Illnesses, such approval is subject to the additional requirement that, following product launch, a company continue to study the drug to verify and describe its clinical benefit. Under these FDA Accelerated Approval Procedures, the FDA may withdraw approval if the company fails to show due diligence in conducting post-marketing clinical trials or if these clinical trials fail to demonstrate clinical benefit to the FDA's satisfaction.

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

  There can be no assurance that, after the results of the Phase III clinical trials have been announced, the FDA will not disagree with the design of the Phase III clinical trial protocols. In addition, the FDA inspects and reviews clinical trial sites, informed consent forms, data from the clinical trial sites, including case report forms and record keeping procedures, and the performance of the protocols by clinical trial personnel to determine compliance with good clinical practice. The FDA also examines whether there was bias in the conduct of clinical trials. The conduct of clinical trials is complex and difficult, especially in Phase III. There can be no assurance that the design or performance of the Phase III clinical trial protocols will be successful.

  Upon accepting a company's NDA for filing, the FDA generally convenes an advisory committee to review clinical trial results and make a non-binding recommendation concerning the drug's approval. After considering the advisory committee recommendation and other information, the FDA may or may not issue an approvable letter. This letter sets out the specific terms and conditions that the company must satisfy in order to receive final FDA approval to market.

  Even if regulatory approvals for the Company's product candidates are obtained, the Company, its products and the facilities used for manufacturing the Company's products are subject to continual review and periodic inspection. Each United States drug manufacturing establishment must be registered with the FDA. Domestic manufacturing establishments are subject to biannual inspections by the FDA and must comply with the FDA's GMP regulations. To supply drug products for use in the United States, foreign manufacturing establishments must comply with the FDA's GMP regulations and are subject to periodic inspection by the FDA or by regulatory authorities in those countries under reciprocal agreements with the FDA. In complying with GMP regulations, manufacturers must expend funds, time and effort in the area of production and quality control to ensure full technical compliance. The FDA stringently applies regulatory standards for manufacturing. If violations of applicable regulations are noted during these inspections, the Company may be restrained from continued marketing of the product manufactured until such violations are corrected.

  Labeling and promotional activities are regulated by the FDA. The Company must also report certain adverse events involving its drugs to the agency under regulations issued by the FDA. The FDA may require post-marketing testing and surveillance programs to monitor a drug's efficacy and side effects. Results of the post-marketing programs may prevent or limit the further marketing of a product.

  Failure to comply with applicable requirements can result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal of the government to grant approvals, withdrawal of approvals and criminal prosecution of the Company and employees.

  Sales of pharmaceutical products outside of the United States are subject to regulatory requirements that vary widely from country to country and that often include approval of the price at which a product may be sold. In the EU countries, a company may seek product marketing authorization in other member countries with the sponsorship of the country which first granted marketing approval under procedures of the Committee on Proprietary and Medicinal Products ("CPMP"). Since the CPMP is an advisory committee, its vote is not binding on member countries.

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

  The Company's business may be materially adversely affected by the continuing efforts of worldwide governmental and third-party payors to contain or reduce the costs of health care in general and drugs in particular. For example, in most international markets, including markets the Company is seeking to enter, pricing of prescription pharmaceuticals is subject to government price controls. In these markets, once marketing approval is received, pricing negotiation could take another six to 12 months or longer. In the United States, there has been, and there may continue to be, federal and state proposals to implement similar government price controls. In addition, an increasing emphasis on managed care and consolidation of hospital purchasing in the United States has and will continue to put pressure on pharmaceutical pricing. Such proposals, if adopted, and such initiatives could decrease the price that the Company receives for any current or future products and thereby have a material adverse effect on the Company's business, financial condition and results of operations. Further, to the extent that such proposals or initiatives have a material adverse effect on pharmaceutical companies that are collaborators or prospective collaborators for certain of the Company's products, the Company's ability to commercialize its products may be materially adversely affected. In addition, price competition may result from competing product sales, attempts to gain market share or introductory pricing programs, which would have a material adverse effect on the Company's business, financial condition and results of operations.

  The Company's ability to commercialize DOXIL, AMPHOTEC and other products may depend in part on the extent to which reimbursement for such products and related treatments will be available from government health administration authorities, private health insurers and other third-party payors. Significant uncertainty exists as to the reimbursement status of newly approved health care products, and third-party payors are increasingly challenging the prices charged for medical products and services. There can be no assurance that any third-party insurance coverage will be available to patients for any of the Company's products. Government and other third-party payors are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement for new therapeutic products, and by refusing, in some cases, to provide coverage or reimbursement for indications as to which the FDA has not granted marketing clearance. Moreover, reimbursement may be denied even for FDA-approved indications. If adequate coverage and reimbursement levels are not provided by the government and third-party payors for the Company's products, the Company's business, financial condition and results of operations would be materially adversely affected.

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

  The Company's current and potential products compete with existing and new drugs offered by or under development by pharmaceutical, biopharmaceutical and biotechnology companies. Many of these companies, both in the United States and in international markets, are developing products based on improved drug delivery technologies and novel therapeutics for the treatment of cancer, infectious diseases and other indications targeted by the Company. Some of these companies are active in liposome and lipid-based research and product development and many have financial and technical resources and production and marketing capabilities substantially greater than those of the Company. In addition, many of these companies have significantly greater experience than the Company in preclinical and clinical development activities, in obtaining regulatory approval, and in manufacturing and marketing biopharmaceutical products.

  A number of large pharmaceutical companies, including Bristol-Myers and Pfizer Inc., have established strong market positions for oncology and infectious diseases. For example, AMPHOTEC competes with traditional amphotericin B therapy, which is currently produced and marketed by Bristol-Myers and others. The Company also faces competition from two companies specializing in liposome drug delivery, NeXstar and TLC, both of which have received regulatory approvals for products competitive with the Company's products. In some cases, the competing liposomal products have been able to obtain significant market share in certain territories by being the first to market, have been introduced at lower prices than the Company's competing products, or have received marketing clearance covering a broader range of indications than the Company's competing products. For example, TLC recently received FDA clearance to market its amphotericin B lipid formulation for treating a broader range of indications than the indications for which AMPHOTEC has received marketing clearance.

  SEQUUS believes that competition in pharmaceutical products and in drug delivery will continue to be intense as new products enter the market and advanced technologies become available for drug discovery and development. Existing products or new products developed by the Company's competitors may be more effective, or be more effectively marketed and sold, than any that have been or may be developed by the Company. Competitive products may render the Company's technology and products obsolete or noncompetitive prior to the Company's recovery of research, development or commercialization expenses incurred with respect to any such products which could have a material adverse effect on the Company's business, financial condition or results of operations.

EMPLOYEES

  As of December 31, 1996, SEQUUS had 247 full-time employees, of whom 31 hold Ph.D. or M.D. degrees, 151 employees are engaged in research, development, clinical and regulatory affairs and pilot manufacturing, 60 employees are engaged in sales and marketing and 36 work primarily in finance, human resources and administration. The Company from time to time also hires temporary employees and consultants in all areas of the Company's operations.

  The Company's success depends largely upon its ability to attract and retain qualified personnel in the research, development and commercialization of pharmaceutical products. The Company faces competition for such personnel from other companies, academic institutions and other organizations. There can be no assurance that the Company will be successful in hiring or retaining such personnel.

  None of the Company's employees is represented by a union, and SEQUUS considers its relations with its employees to be good.

RISK FACTORS

  The statements in this Annual Report on Form 10-K and other statements made by the Company from time to time that relate to future plans, events or performance are forward-looking statements which involve risks and uncertainties. Actual results, events or performance may differ materially from those anticipated in any forward-looking statements as a result of a variety of factors, including those set forth below and elsewhere in this Annual Report on Form 10-K. The following risk factors should be considered carefully in evaluating the Company and its business by the Company's stockholders and by prospective investors in the Company.

UNCERTAINTY OF MARKET ACCEPTANCE

  The Company's future financial performance depends on revenues from and market acceptance of DOXIL in the United States and international markets. To date, DOXIL can only be promoted for KS and cannot be promoted for the treatment of solid tumors. In order for the Company to promote DOXIL for any solid tumor indications, it must establish the clinical benefit of DOXIL in clinical trials for each tumor type and gain regulatory clearance to market for such use. The Company does not expect sales of DOXIL to grow significantly, if at all, for KS in the United States because the population of persons with KS is relatively small and may decline, particularly if recent developments in the treatment of AIDS are successful and decrease the incidence of KS. In the United States, the Company is prohibited from marketing DOXIL for indications other than refractory KS. Physicians and patients are often limited in their use of pharmaceutical products for indications that have not been cleared by the FDA, as reimbursement by third-party payors for off-label use may be unavailable. There can be no assurance that clinical trials will demonstrate that DOXIL is safe and efficacious for the treatment of solid tumors, that the Company will receive regulatory approval for any solid tumor indications or that the Company will be able to achieve reimbursement for or market acceptance in the treatment of solid tumors with DOXIL.

  The Company is also dependent on market acceptance of AMPHOTEC in the United States and in international markets. To date, the Company has had very limited sales of AMPHOTEC. The Company only received FDA clearance for AMPHOTEC in late 1996 and, therefore, cannot predict market acceptance of AMPHOTEC in the United States. In addition, the Company received marketing clearance in a limited number of international markets in 1996 and faces intense competition and price pressure in many of these markets, where a competing liposomal amphotericin B product has been on the market for a number of years and another was recently introduced. A number of factors may limit the market acceptance of DOXIL and AMPHOTEC and any other products developed by the Company, including the timing of regulatory approval and market entry relative to competitive products, the availability of alternate therapies, the price of the Company's products relative to alternative therapies, the availability of third-party reimbursement and the extent of marketing efforts by third-party distributors or agents retained by the Company, as well as the success of the marketing efforts by the Company's sales team which was organized within the last 18 months. In addition, therapeutic products based on liposome or lipid-based technology have become commercially available only in the last few years. As a result, unanticipated side effects or unfavorable publicity concerning any product incorporating liposome or lipid-based technologies could have an adverse effect on the Company's ability to obtain physician, patient or third-party payor acceptance and to sell the Company's products. There can be no assurance that physicians, patients or third-party payors will accept liposome products or any of the Company's products as readily as traditional forms of medication or at all. See "Business -- Products and Products Under Development."

INTENSE COMPETITION; UNCERTAINTY OF TECHNOLOGICAL CHANGE

  The Company's current and potential products compete with existing and new drugs offered by or under development by pharmaceutical, biopharmaceutical and biotechnology companies. Many of these companies, both in the United States and international markets, are developing products based on improved drug delivery technologies as well as novel therapeutics for the treatment of cancer, infectious diseases and other indications targeted by the Company. Some of these companies are active in liposome and lipid-based research and product development, and many have financial and technical resources and production and marketing capabilities substantially greater than those of the Company. In addition, many of these companies have significantly greater experience than the Company in preclinical and clinical development activities, in obtaining regulatory approval, and in manufacturing and marketing biopharmaceutical products.

  A number of large pharmaceutical companies, including Bristol-Myers and Pfizer Inc., have established strong market positions for oncology and infectious diseases. For example, AMPHOTEC competes with traditional amphotericin B therapy, which is currently produced and marketed by Bristol-Myers and others. The Company also faces competition from two companies specializing in liposome drug delivery, NeXstar and TLC, both of which have received regulatory approvals in the United States and internationally for products competitive with the Company's products. In some cases, the competing liposomal products have been able to obtain significant market share in certain territories by being the first to market, have been introduced at lower prices than the Company's competing products, or have received marketing clearance covering a broader range of indications than the Company's competing products. For example, TLC recently received FDA clearance to market its amphotericin B lipid formulation for treating a broader range of indications than the indications for which AMPHOTEC has received marketing clearance.

  SEQUUS believes that competition in pharmaceutical products and in drug delivery will continue to be intense as new products enter the market and advanced technologies become available for drug discovery and development. Existing products or new products developed by the Company's competitors may be more effective, or be more effectively marketed and sold, than any that have been or may be developed by the Company. Competitive products may render the Company's technology and products obsolete or noncompetitive prior to the Company's recovery of research, development or commercialization expenses incurred with respect to any such products, which could have a material adverse effect on the Company's business, financial condition or results of operations. See "Business -- Competition."

LIMITED MARKETING AND SALES EXPERIENCE; DEPENDENCE ON THIRD-PARTY DISTRIBUTORS AND AGENTS

  The Company has limited experience marketing and selling its products. The Company currently markets and sells its products in the United States with a recently expanded sales team of 42 persons. The Company's ability to generate future revenue in the United States is dependent on the success of its direct sales team in marketing DOXIL and AMPHOTEC. Future development of its marketing and sales organization may require significant additional expenditures, management resources and time. In addition, the loss of certain key sales personnel could adversely affect the sales effort and have a material adverse effect on the Company's business, financial condition and results of operations. Several biotechnology and pharmaceutical companies have recently expanded their sales forces, particularly in the field of oncology, which has increased competition for experienced personnel. Furthermore, if the Company enters into marketing partnerships with other companies to augment its own sales organization, the Company's margins on these products would be significantly reduced.

  In September 1996, the Company announced an exclusive arrangement with Schering-Plough under which Schering-Plough has rights to market and sell DOXIL worldwide, under the tradename CAELYX, except for the United States, Japan and certain other countries. The Company has also entered into distribution agreements with a number of corporate partners covering the marketing and distribution of AMPHOCIL in various international markets. The Company's future sales of CAELYX and AMPHOCIL outside of the United States will depend upon the success of marketing efforts by Schering-Plough and other distribution partners, the continuation of existing distribution arrangements, market acceptance of the products, availability of third-party reimbursement, as well as the timing of additional approvals, including pricing approvals, in other countries, if any. If Schering-Plough or any other distributor were to terminate its agreement with the Company or be unsuccessful in meeting its sales objectives, the Company's business, financial condition and results of operations could be materially adversely affected. There can be no assurance that the Company will be able to successfully market its products through its sales team, partners, agents or at all. See "Business -- Marketing and Sales", "-- Strategic Alliances" and "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations."

DEPENDENCE ON THIRD-PARTY MANUFACTURING AND SOLE-SOURCE SUPPLIERS; MANUFACTURING RISKS

  The Company's internal manufacturing capabilities are limited to producing products for preclinical development. The Company is dependent on Ben Venue to manufacture commercial-scale quantities of AMPHOTEC and DOXIL pursuant to supply agreements. There can be no assurance that Ben Venue will continue to meet FDA or product specification standards or that the Company's manufacturing requirements can be met in a consistent and timely manner. Only a limited number of contract manufacturers are capable of manufacturing AMPHOTEC and DOXIL, and any alternative manufacturer would require regulatory approval to manufacture the product which would likely take several months, if at all. The Company is in the process of identifying an alternative manufacturer, but to date has not sought approval of an alternative manufacturer for its products. The Company has in the past experienced batch failures in the manufacturing process for AMPHOTEC and DOXIL. Any batch failures in the future could result in a material increase in cost of goods sold or in the Company's inability to deliver products on a timely basis. In addition, the Company may be unable to obtain sufficient contract manufacturing capacity due to competing demands on the contract manufacturer's capacity or other reasons. In the event of any interruption of supply from the contract manufacturer due to regulatory reasons, significant batch failures, capacity constraints or other causes, there can be no assurance that the Company could make alternative manufacturing arrangements on a timely basis, if at all. Such an interruption would have a material adverse effect on the Company's business, financial condition and results of operations.

  The Company relies on certain suppliers of key raw materials to provide an adequate supply of such materials for production of finished products. Certain materials are purchased from single sources. In particular, amphotericin B and doxorubicin are currently each supplied to the Company by single sources, and the number of alternative sources is limited. The Company has a sole-source supply agreement with Meiji Seika, which expires in 1999, to supply the Company with doxorubicin for DOXIL. The Company also has a sole-source supply agreement with A.L. Labs which expires in 1999, to supply the Company with amphotericin B for AMPHOTEC. There can be no assurance that the doxorubicin or the amphotericin B supplied under these agreements will continue to meet FDA requirements applicable to DOXIL or AMPHOTEC, which could delay or prevent future sales of DOXIL or AMPHOTEC, if any, by the Company. The number of alternative qualified suppliers of key raw materials required for the manufacture of DOXIL and AMPHOTEC is limited. The disqualification or loss of a sole-source supplier could have a material adverse effect on the Company because of a delay or inability in obtaining and qualifying an alternate supplier and the costs associated with such delay and in finding and qualifying an alternate supplier. Regulatory requirements applicable to pharmaceutical products tend to make the substitution of suppliers costly and time consuming. The unavailability of adequate commercial quantities, the loss of a supplier's regulatory approval, the inability to develop alternative sources, a reduction or interruption in supply or a significant increase in the price of materials could impair the Company's ability to manufacture and market its products which would have a material adverse effect on the Company's business, financial condition and results of operations. See "Business -- Strategic Alliances" and "-- Manufacturing and Production."

UNCERTAINTY OF PRODUCT DEVELOPMENT

  The development of new pharmaceutical products is subject to a number of significant risks. Potential products that appear to be promising at various stages of development may not receive regulatory approval, reach the market or achieve widespread use for a number of reasons. For example, DOXIL is being clinically tested in various types of solid tumors. The Company's clinical data in treatment of solid tumors are derived from a limited number of patients and are not necessarily predictive of future results obtained in subsequent clinical trials. Moreover, even when a drug does demonstrate activity, it may not be sufficiently efficacious to replace existing therapies. There can be no assurance that the Company's research and development efforts will be successful, that any given product will be approved by appropriate regulatory authorities or that any product candidate under development will be safe, effective or capable of being manufactured in commercial quantities at an economical cost, will not infringe the proprietary rights of others or will achieve market acceptance.

  There are a number of challenges the Company must address successfully to develop commercial products in each of its development programs. The Company's potential products will require significant additional research and development efforts, including process development and significant additional clinical testing, prior to any commercial use. There can be no assurance that the Company will have sufficient resources or will successfully address any of these technological challenges, or others that may arise in the course of development. See "Business -- Products and Products Under Development" and "--
 Government Regulation."

NO ASSURANCE OF REGULATORY APPROVALS; UNCERTAINTY OF GOVERNMENT REGULATION

  The production and marketing of the Company's products are subject to rigorous manufacturing requirements, preclinical testing and clinical trials and approval by the FDA, by comparable agencies in other countries and by state regulatory authorities prior to marketing. The process of conducting clinical trials and obtaining regulatory approval for a product typically takes a number of years and involves substantial expenditures. In addition, product approvals may be withdrawn or limited for noncompliance with regulatory standards or the occurrence of unforeseen problems following initial marketing. The Company has received regulatory clearance in the United States for the commercial sale of only two of its products, DOXIL and AMPHOTEC, and such clearance is only for limited indications. The Company may encounter significant delays or excessive costs in its efforts to secure and maintain necessary approvals or licenses. Future federal, state, local or foreign legislative or administrative acts could also prevent or delay regulatory approval of the Company's products. There can be no assurance that the Company will be able to obtain or maintain the necessary approvals for manufacturing or marketing the Company's products for current or expanded indications or that the data it obtains in clinical trials will be sufficient to establish the safety and efficacy of its products. Even if the Company obtains regulatory approval for any particular product, there can be no assurance that it will be economically feasible for the Company to commercialize its products. In addition, identification of certain side effects after a drug is on the market or the occurrence of manufacturing problems could cause subsequent withdrawal of approval, reformulation of the drug, additional preclinical testing or clinical trials, and changes in labeling of the product. Failure to obtain or maintain requisite governmental approvals, failure to obtain approvals of the clinically intended uses or the identification of side effects could delay or preclude the Company from further developing particular products or from marketing its products, or could limit the commercial use of its products, which would have a material adverse effect on the Company's business, financial condition and results of operations.

  The Company's regulatory clearances to market DOXIL in the United States for refractory KS and in certain European countries for first-line and refractory KS were based on extensive clinical data. In 1996, the Company submitted data from its two randomized clinical trials to the FDA to obtain clearance to market DOXIL as a first-line therapy. The FDA has informed the Company that it would require additional information that addresses the methodology of assessing the response rates seen in the trials in order to approve DOXIL for a first-line indication. The Company is currently re-analyzing its existing clinical data, analyzing data not previously submitted, and considering expanding ongoing trials, if necessary, to support a first-line indication. There can be no assurance that the Company will provide such data to the FDA or that any such submission would result in clearance for a KS first-line indication. The marketing clearance for DOXIL in the United States was provided in accordance with the FDA's procedures for Accelerated Approval of New Drugs for Serious or Life-Threatening Illnesses. Accelerated approval regulations require that an applicant study an investigational drug following product launch to verify and describe the drug's clinical benefit. The Company is conducting a post-marketing clinical trial designed to meet accelerated approval requirements. Under FDA accelerated approval regulations, the FDA may withdraw approval following product launch if the Company fails to show due diligence in conducting the post-marketing clinical trial or if this clinical trial fails to demonstrate clinical benefit to the FDA's satisfaction. There can be no assurance that the Company will be able to conduct a satisfactory post-marketing clinical trial or that the results will be satisfactory to the FDA. If the Company is unable to successfully complete the post-marketing clinical trials or if the results are not satisfactory to the FDA, the Company's business, financial condition and results of operations could be materially adversely affected. See "Business -- Government Regulation."

  The Company is also subject to regulation under numerous federal, state and local laws regarding, among other things, occupational safety, laboratory practices, the use and handling of radioisotopes and hazardous chemicals, prevention of illness and injury, environmental protection and hazardous substance control. Failure to comply with such regulations could have a material adverse effect on the Company's business, financial condition and results of operations.

UNCERTAINTIES RELATED TO CLINICAL TRIALS

  Before obtaining regulatory approvals for the commercial sale of any of its products under development, the Company must demonstrate through preclinical studies and clinical trials that the product is safe and efficacious for use in each target indication. The results from preclinical studies and early clinical trials may not be predictive of results that will be obtained in large-scale testing, and there can be no assurance that the Company's clinical trials will demonstrate the safety and efficacy of any products or will result in marketable products. For example, the Company has only conducted clinical trials for the use of DOXIL in certain solid tumors on a limited number of patients. The Company must conduct additional clinical testing in larger patient populations to expand the indications for DOXIL. Many pharmaceutical and drug delivery companies have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier trials.

  The rate of completion of the Company's clinical trials is dependent upon, among other factors, the rate of patient enrollment. The Company is dependent on third parties including hospitals and physicians to conduct the clinical trials. In addition, the Company is reliant on Schering-Plough to conduct certain clinical trials for the use of DOXIL in treatment of solid tumors. There is substantial competition to enroll patients in clinical trials for oncology products. Delays in planned patient enrollment can result in increased costs and delays. If the Company is unable to successfully complete its clinical trials, its business, financial condition and results of operations could be materially adversely affected. See "Business -- Products and Products Under Development" and "-- Government Regulation."

UNCERTAINTY OF FUTURE FINANCIAL RESULTS; FLUCTUATIONS IN OPERATING RESULTS

  The Company's quarterly operating results depend upon a variety of factors, including the price, volume and timing of sales of the Company's approved products; variations in payments under collaborative agreements, including royalties, fees and other contract revenues; the availability of third-party reimbursement; and the regulatory approvals of new products, or expanded labeling of existing products. The Company's quarterly operating results may also fluctuate significantly depending on other factors, including the timing of the expansion of clinical trials for DOXIL and AMPHOTEC and the level of clinical trials for SP1-077; changes in the Company's level of research and development; changes in manufacturing capabilities; and variations in gross margins of the Company's products which may be caused by cost increases from third-party manufacturers, availability and cost of raw materials, competitive pricing pressures and the mix between product sales in the United States and sales to the Company's international marketing partners. The Company expects operating expenses to increase in 1997, and there can be no assurance that the Company will maintain or increase revenues or ever achieve profitability. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations."

RISKS ASSOCIATED WITH INTERNATIONAL SALES

  There are significant challenges and risks to the Company associated with selling products and conducting business in international markets, including, but not limited to, varying government regulation of pharmaceutical products, varying third-party and government reimbursement policies, uncertain intellectual property protections, delays in establishing international distribution channels and difficulties in collecting international accounts receivable. The Company does not have extensive experience in international sales and is relying on third parties to address these markets. The Company's international business and financial performance could also be adversely affected by matters such as currency controls, tariff regulations, foreign duties and taxes, pricing controls and regulations and difficulties in obtaining export licenses. In addition, the Company's products are priced in the currency of the country in which such products are sold. Accordingly, the prices of such products in dollars will vary as the value of the dollar fluctuates against such local currencies. Increases in the value of the dollar against such currencies, therefore, will reduce the dollars realized by the Company on the sale of its products. The Company does not presently engage in any hedging or other transactions intended to manage the risks relating to foreign currency exchange rates or interest rate fluctuations. However, the Company may in the future undertake such transactions if it determines that it is advisable to offset such risks, although no assurance can be given that these efforts will be successful.

UNCERTAINTY OF PHARMACEUTICAL PRICING AND REIMBURSEMENT

  The Company's business may be materially adversely affected by the continuing efforts of worldwide governmental and third-party payors to contain or reduce the costs of health care in general and drugs in particular. For example, in most international markets, including markets the Company is seeking to enter, pricing of prescription pharmaceuticals is subject to government price controls. In these markets, once marketing approval is received, pricing negotiation could take another six to 12 months or longer. In the United States there have been, and there may continue to be, federal and state proposals to implement similar government price controls. In addition, an increasing emphasis on managed care and consolidation of hospital purchasing in the United States has and will continue to put pressure on pharmaceutical pricing. Such proposals, if adopted, and such initiatives could decrease the price that the Company receives for any current or future products and thereby have a material adverse effect on the Company's business, financial condition and results of operations. Further, to the extent that such proposals or initiatives have a material adverse effect on pharmaceutical companies that are collaborators or prospective collaborators for certain of the Company's products, the Company's ability to commercialize its products may be materially adversely affected. In addition, price competition may result from competing product sales, attempts to gain market share or introductory pricing programs, which would have a material adverse effect on the Company's business, financial condition and results of operations.

  The Company's ability to commercialize DOXIL, AMPHOTEC and other products may depend in part on the extent to which reimbursement for such products and related treatments will be available from government health administration authorities, private health insurers and other third-party payors. Significant uncertainty exists as to the reimbursement status of newly approved health care products, and third-party payors are increasingly challenging the prices charged for medical products and services. There can be no assurance that any third-party insurance coverage will be available to patients for any of the Company's products. Government and other third-party payors are increasingly attempting to contain health care costs by limiting the level of reimbursement for new therapeutic products, and by refusing, in some cases, to provide coverage or reimbursement for indications for which the FDA has not granted marketing clearance. Moreover, reimbursement may be denied even for FDA-approved indications. If adequate coverage and reimbursement levels are not provided by the government and third-party payors for the Company's products, the Company's business, financial condition and results of operations would be materially adversely affected. See "Business -- Government Regulation."

PRODUCT LIABILITY

  Testing, manufacturing, marketing and use of the Company's products will entail substantial risk of product liability. The Company currently maintains product liability insurance in an amount of $10 million per occurrence and $10 million in the aggregate. A single product liability claim could exceed the $10 million coverage limit, and there is a possibility of multiple claims. There can be no assurance that the amount of insurance the Company has obtained against the risk of product liability will be adequate, that the amount of such insurance can be renewed at acceptable cost or at all, or that the amount and scope of any coverage obtained will be adequate to protect the Company in the event of a successful product liability claim. The Company's business, financial condition and results of operations could be materially adversely affected by one or more successful product liability claims.

  In addition, with respect to the sale of products in the United States, the Company believes it has significantly greater risk in connection with product liability claims due to the greater frequency of lawsuits and higher claims paid in courts in the United States as opposed to most other countries. The Company is required by government regulations to test its products even after they have been sold and used by patients. As a result of such tests, the Company may be required to, or may determine that it should, recall products when such products have already been sold. Such testing and any product recalls could increase the Company's potential exposure to product liability claims and may have a material adverse effect on the Company's business, financial condition and results of operations.

UNCERTAINTIES REGARDING PATENTS AND TRADE SECRETS

  There has been increasing litigation in the biomedical, biotechnology and pharmaceutical industries with respect to the manufacture, use and sale of new therapeutic products that are the subject of conflicting patent rights. A substantial number of patents relating to liposomes have been issued to, or are controlled by, other public and private entities, including academic institutions. In addition, others, including competitors of SEQUUS, may have filed applications for, or may have been issued patents or may obtain additional patents and proprietary rights relating to products or processes competitive with those of SEQUUS. The patent positions of pharmaceutical, biopharmaceutical, biotechnology and drug delivery companies, including SEQUUS, are uncertain and involve complex legal and factual issues. Additionally, the coverage claimed in a patent application can be significantly reduced before the patent is issued. As a consequence, the Company does not know whether any of its patent applications will result in the issuance of patents or whether any of the Company's existing patents will provide significant proprietary protection or will be circumvented or invalidated. Since patent applications in the United States are maintained in secrecy until patents issue, and since publication of discoveries in the scientific or patent literature often lag behind actual discoveries, the Company cannot be certain that it was the first inventor of inventions covered by its pending patent applications or that it was the first to file patent applications for such inventions. Moreover, the Company may have to participate in interference proceedings to determine priority of invention, which could result in substantial cost to the Company, even if the eventual outcome is favorable to the Company. There can be no assurance that any patents owned or controlled by the Company will protect SEQUUS against infringement litigation or afford commercially significant protection of the Company's technology. Almost none of the Company's patents has been tested in court to determine their validity and scope. Moreover, the patent laws of foreign countries differ from those of the United States and the degree of protection, if any, afforded by foreign patents may therefore be different.

  The Company has a practice of monitoring patents and other developments in the liposome field. To the extent that the Company becomes aware of patents of other parties which the Company's processes or products might infringe, it is the Company's practice to seek review of such patents by the Company's patent counsel. With respect to the Company's anticancer drug, DOXIL, SEQUUS is aware of TLC's United States Patent No. 5,077,056 (the "056 Patent") relating to the loading of therapeutic drugs into liposomes. The Company's patent counsel has rendered an opinion that DOXIL would not infringe any valid claim of this patent. International equivalent patents to the 056 Patent are now undergoing opposition proceedings in the European and Japanese patent offices and the Company is party to such proceedings. The Company is also aware of recently issued United States Patent No. 5,562,925 (the "925 Patent") covering therapeutic cisplatin compositions held by Research Corporation Technologies Inc., which the Company believes has been licensed exclusively to Bristol-Myers. The Company's patent counsel has rendered an opinion that its STEALTH cisplatin formulation would not infringe any valid claims of the 925 Patent. The Company is also aware of TLC's United States Patent No. 5,008,050 relating to reducing liposome size by extrusion, and United States Patent No. 5,435,989 held by NeXstar relating to targeting of liposomes to solid tumors. The Company's patent counsel has rendered an opinion that DOXIL would not infringe any valid claim of either of these patents. The Company is also aware of United States Patent Nos. 4,426,330 and 4,534,899 assigned to Lipid Specialties, Inc., relating to conjugates of phospholipids and polyethyleneglycol. The Company's patent counsel has rendered an opinion that DOXIL would not infringe any valid claims of these patents.

  In November 1991, the Company received a letter from TLC bringing to the Company's attention TLC's United States Patent No. 5,059,591 for "Reduced Toxicity" (the "591 Patent") containing claims directed to amphotericin B/sterol compositions and their method of use. Subsequently, the Company's patent counsel delivered an opinion to the Company that, among other things, AMPHOTEC does not infringe any valid claim of the 591 Patent. The Company has not received any further written correspondence with respect to this issue. However, no assurance can be given that TLC will not make a claim against SEQUUS with respect to the 591 Patent, which could have a material adverse effect on the Company's ability to commercialize AMPHOTEC.

  Even if the Company's patent counsel renders advice that the Company's products do not infringe any valid claim under such patents, there can be no assurance that any third party will not commence litigation to enforce such patents. If another company were to successfully bring legal actions against the Company claiming patent or other intellectual property right infringements, in addition to any liability for damages, the Company could be enjoined by a court from selling such products or processes or might be required to obtain a license to manufacture or sell the affected product or process. There can be no assurance that the Company would prevail in any such action or that the Company could obtain any license required under any such patent on acceptable terms, if at all. Any litigation, whether or not resolved in favor of the Company, could be expensive and time-consuming, could consume substantial management resources and could have a material adverse effect on the Company's business, financial condition and results of operations.

  The Company relies on unpatented trade secrets and proprietary know-how to protect certain aspects of its production and other technologies. Although SEQUUS has entered into confidentiality agreements with its employees, consultants, representatives and other business associates, there can be no assurance that trade secrets and know-how will remain undisclosed or that similar trade secrets or know-how will not be independently developed by others. See "Business -- Patents and Trade Secrets."

HISTORY OF OPERATING LOSSES; NEED FOR ADDITIONAL FINANCING

  The Company has incurred losses in each year since its inception and has accumulated approximately $150.6 million in net losses through December 31, 1996, including a net loss of $17.2 million in the fiscal year ended December 31, 1996. There can be no assurance that revenues from product sales or other sources will be sufficient to fund operations or that the Company will achieve profitability or positive cash flow. Additional financing may be required to fund the Company's continuing operations and product and business development activities in the form of debt or equity securities or bank financing. There can be no assurance that such financing will be available on acceptable terms, if at all. The unavailability of such financing could delay or prevent the development, testing, regulatory approval, manufacturing or marketing of some or all of the Company's products and could have a material adverse effect on the Company's business, financial conditions or results of operations. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations."

DEPENDENCE ON KEY PERSONNEL; MANAGEMENT TRANSITION

  The Company's success depends largely upon its ability to attract and retain qualified scientific, medical, engineering, manufacturing, sales and marketing and management personnel. The Company faces competition for such personnel from other companies, academic institutions, government entities and other organizations. There can be no assurance that the Company will be successful in hiring or retaining such personnel. Three of the key executive officers of the Company have joined the management team in the past two years. The new management team will face significant challenges in transitioning the Company from research and development to manufacturing and marketing of the Company's products that have received regulatory approval. There can be no assurance that the management team can successfully manage the transition of the Company's business. See "Business -- Employees" and "Item 10 -- Directors and Executive Officers of the Registrant."

HAZARDOUS MATERIALS

  As with many biopharmaceutical companies, the Company's research and development involves the controlled use of hazardous materials and chemical compounds. There can be no assurance that the Company's safety procedures for handling and disposing of such materials will comply with the standards prescribed by federal, state and local regulations or that it will not be subject to the risk of accidental contamination or injury from these materials. In the event of such an accident, the Company could be held liable for any damages that result and any such liability could materially adversely affect the Company's business, financial condition and results of operations. See "Business -- Government Regulation."

VOLATILITY OF STOCK PRICE

  The market price of the Company's securities, like the stock prices of many publicly traded biopharmaceutical companies, has been and may continue to be highly volatile. A variety of events, both concerning and unrelated to the Company and the biopharmaceutical industry, such as the level of sales of the Company's products, problems with clinical development of the Company's potential products, announcements of technological innovations, regulatory developments or new commercial products by the Company or its competitors, government regulation, delays or other developments relating to regulatory approvals, developments or disputes relating to patent or proprietary rights, comments and reports by securities analysts, product liability claims, as well as period-to-period fluctuations in the Company's financial results, may have a significant negative impact on the market price of the Company's securities. Any large sale of securities of the Company could have a significant adverse effect on the market price Company's securities. "Item 5 -- Market for Registrant's Equity and Related Stockholder Matters."

ITEM 2. PROPERTIES

  As of December 31, 1996, the Company leased approximately 140,609 square feet of laboratory, office and warehouse space in Menlo Park, California under leases that expire in April 2003 and approximately 4,000 square feet of office space in London under a lease that expires in December 2003. Rent expense for 1996 was approximately $1,358,000.

ITEM 3. LEGAL PROCEEDINGS

  The Company is not party to any legal proceedings. See "Item 1 -- Business -- Patents and Trade Secrets."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1996.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(A) MARKET INFORMATION

  The Company's Common Stock is traded on the Nasdaq National Market under the symbol SEQU. The table below sets forth the high and low sales prices for the Company's Common Stock as reported on the Nasdaq National Market for each calendar quarter within 1996 and 1995. These over-the-counter quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent the sales prices in actual transactions.

                                                                  HIGH     LOW
                                                                 ------- -------
      1996:
        Fourth Quarter..........................................   $17   $12 1/4
        Third Quarter...........................................  20 1/8  11 1/2
        Second Quarter..........................................  22 1/2  13 3/4
        First Quarter...........................................  19 1/2  12 3/8
      1995:
        Fourth Quarter.......................................... $14 1/4 $ 9 3/4
        Third Quarter...........................................  15 1/8  10 1/4
        Second Quarter..........................................  12 1/8   5 3/4
        First Quarter...........................................   9 1/2   5 1/2

(B) HOLDERS

  As of December 31, 1996, there were approximately 454 holders of record of the Company's Common Stock.

(C) DIVIDENDS

  The Company has not paid any cash dividends on its Common Stock since its inception and does not anticipate paying any dividends on the Common Stock in the foreseeable future. The Company's future dividend policy will be determined by its Board of Directors based on many factors, including results of operations, capital requirements and general business conditions.

ITEM 6.SELECTED FINANCIAL DATA

                                        YEAR ENDED DECEMBER 31,
                             --------------------------------------------------
                               1996       1995       1994      1993      1992
                             ---------  ---------  --------  --------  --------
                                 (in thousands, except per share data)
STATEMENT OF OPERATIONS
 DATA:
Revenues:
  Product sales............  $  25,462  $   1,907  $  3,664  $  1,299  $    293
  Royalties and fees (1)...      7,461        109        91     5,458       425
                             ---------  ---------  --------  --------  --------
Total revenues.............     32,923      2,016     3,755     6,757       718
Operating expenses:
  Cost of goods sold.......      3,990        511       916       232        13
  Research and development.     27,652     22,651    25,378    21,128    15,769
  Selling, general and
   administrative..........     20,302     13,856     7,622     6,653     2,723
                             ---------  ---------  --------  --------  --------
Total operating expenses...     51,944     37,018    33,916    28,013    18,505
                             ---------  ---------  --------  --------  --------
Loss from operations.......    (19,021)   (35,002)  (30,161)  (21,256)  (17,787)
Interest income............      1,844      1,406       976     1,602     2,394
                             ---------  ---------  --------  --------  --------
Net loss...................  $ (17,177) $ (33,596) $(29,185) $(19,654) $(15,393)
                             =========  =========  ========  ========  ========
Net loss per share.........  $   (0.59) $   (1.54) $  (1.54) $  (1.05) $  (0.84)
                             =========  =========  ========  ========  ========
Weighted average shares
 outstanding...............     28,937     21,831    18,978    18,789    18,270
                                              DECEMBER 31,
                             --------------------------------------------------
                               1996       1995       1994      1993      1992
                             ---------  ---------  --------  --------  --------
                                             (in thousands)
BALANCE SHEET DATA:
Cash and cash equivalents
 and short-term marketable
 investments...............  $  32,946  $  50,276  $ 11,757  $ 34,658  $ 41,325
Long-term marketable
 investments...............         --         --       500     2,520    12,782
Total assets...............     54,968     57,808    18,198    45,179    60,523
Long-term debt and lease
 obligations...............         --         --        --        --        --
Accumulated deficit........   (150,624)  (133,427)  (99,865)  (70,668)  (51,014)
Total stockholders' equity.     44,327     49,599    10,938    39,318    58,577

--------
(1) Includes a signing fee and regulatory milestone fee totaling $5.3 million from Zeneca Limited in 1993 and a distribution rights fee of $5.3 million from Schering-Plough in 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" that relate to future plans, events or performance are forward-looking statements which involve risks and uncertainties. Actual results, events or performance may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those set forth under "Item 1 -- Risk Factors" and elsewhere in this Annual Report on Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be needed to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

OVERVIEW

  The Company is a leader in developing and commercializing lipid-based biopharmaceutical products primarily to treat cancer and infectious diseases. The Company formulates its proprietary STEALTH liposomes with existing drugs, or with therapeutics under development, to develop new products with improved safety and efficacy profiles. The Company has developed and is marketing DOXIL, an anticancer drug, and AMPHOTEC, an antifungal drug, in the United States through its direct sales organization and internationally through its marketing partners. The Company is currently conducting additional clinical trials for the use of DOXIL in the treatment of certain solid tumors, including a Phase III clinical trial in refractory ovarian cancer and a number of breast cancer trials. In addition, SEQUUS is currently conducting a Phase I trial of its STEALTH cisplatin formulation for the treatment of cancer.

  SEQUUS developed DOXIL, a proprietary STEALTH liposome formulation encapsulating a leading anticancer drug, doxorubicin. In November 1995, SEQUUS received marketing clearance from the FDA for DOXIL for the treatment of KS in people with AIDS whose KS has progressed on prior chemotherapy or in patients who are intolerant to such therapy. In December 1995, the Company launched DOXIL in the United States, using its own marketing and sales team, and achieved domestic product sales of approximately $20.9 million in 1996. In June 1996, the Company was granted marketing authorization for DOXIL under the tradename CAELYX in the 15 member states of the EU for the treatment of first-line and refractory KS in patients with low CD4 counts and extensive mucocutaneous or visceral disease. The drug may be used as first-line systemic chemotherapy, or as second-line chemotherapy, in KS patients with disease that has progressed with, or in patients who are intolerant to, prior combination chemotherapy comprising at least two of the following agents: a Vinca alkaloid, bleomycin, and doxorubicin (or other anthracycline).

  The Company has entered into a distribution agreement with Schering-Plough under which Schering-Plough has rights to market and sell CAELYX worldwide, except for the United States, Japan and certain other countries. Schering-Plough will conduct pricing discussions with the appropriate agencies in those European countries where pricing approval is required. In addition, the Company and Schering-Plough are jointly planning the clinical development of DOXIL for the treatment of solid tumors in the United States and certain international markets. Schering-Plough will be responsible for conducting certain of these clinical trials. In 1996, the Company received fees of $7.3 million from Schering-Plough.

  The Company used another lipid-based delivery technology to develop AMPHOTEC, a proprietary formulation of a leading antifungal drug, amphotericin
B. In November 1996, SEQUUS received marketing clearance from the FDA for AMPHOTEC for the treatment of invasive aspergillosis, a life-threatening fungal infection, in patients where renal impairment or unacceptable toxicity precludes the use of conventional amphotericin B therapy in effective doses and in patients where prior amphotericin B therapy has failed. In December 1996, the Company launched AMPHOTEC in the United States, using its own marketing and sales organization. AMPHOTEC has also received marketing clearance in a number of other countries for the treatment of systemic fungal infections in patients for whom conventional amphotericin B is contraindicated due to toxicity or renal failure or for whom previous antifungal therapy was unsuccessful. The Company's strategy is to commercialize AMPHOTEC in international markets, under the tradename AMPHOCIL, through distribution partners and has entered into a number of distribution agreements, including agreements with Zeneca and Bayer, in selected countries. A liposome-based amphotericin B product which targets indications similar to those targeted by AMPHOCIL has been first to market and captured a significant portion of market share in many foreign markets. Another competitor introduced its lipid-based amphotericin B product as the third entrant in the U.K. market at a price substantially below the price of the other lipid-based antifungals and launched the product as the first lipid-based antifungal agent in the United States. Competition from these two competitors could have an adverse effect on the market penetration and pricing of AMPHOTEC in both Europe and in the United States.

  In August 1993, the Company signed a distribution agreement with Zeneca under which Zeneca was to market and sell AMPHOCIL in most European countries. In March 1994, SEQUUS and Zeneca announced the expansion of their August 1993 agreement to cover additional markets. In July 1996, SEQUUS announced that it had reacquired from Zeneca all international marketing and distribution rights for AMPHOCIL except for nine European countries to which Zeneca had retained such rights (Denmark, Finland, Iceland, Ireland, Italy, the Netherlands, Portugal, Sweden and the U.K.). In exchange for the return to SEQUUS of marketing and distribution rights throughout the rest of the world, SEQUUS agreed to restructure certain future milestone payments specified in the original agreement, adjust the pricing terms for AMPHOCIL to provide greater competitive pricing flexibility, and exchange certain inventory held by Zeneca.

  The Company recognizes product sales upon shipment of product to its marketing partners internationally and to its customers in the United States. Historically, sales revenue recorded under the Zeneca agreement has fluctuated quarter to quarter depending on the number of shipments in each quarter. For example, there have been quarters where there were no shipments. The Company expects this type of quarter to quarter fluctuation to continue.

  The Company has incurred losses in each year since its inception and has accumulated approximately $150.6 million in net losses through December 31, 1996, including a net loss of approximately $17.2 million in the fiscal year ended December 31, 1996. Although the Company and its marketing partners have commenced marketing DOXIL in the United States and certain international markets and AMPHOTEC in the United States and 18 other countries, there can be no assurance that revenues from product sales or other sources will be sufficient to fund operations or that the Company will achieve profitability or positive cash flow.

  The Company expects its research and development expenses to increase as a result of expanded clinical trials of DOXIL in a variety of solid tumors and clinical trials of SPI-077. The Company expects its marketing and sales expenses to increase as it proceeds with the commercialization of DOXIL and AMPHOTEC through its United States direct sales and marketing organization. As of December 31, 1996, SEQUUS had a United States sales team of 42 individuals experienced in the sale of pharmaceutical and biopharmaceutical products, with particular emphasis on oncology and infectious disease.

  The Company's business is subject to significant risks, including, but not limited to, the risks inherent in seeking market acceptance of current and future products; managing a marketing and sales organization; depending on third-party distributors, manufacturers and sole-source suppliers; obtaining and enforcing patents; uncertainties relating to product development, clinical trials and the regulatory approval process; uncertainties relating to the patent rights of others; and uncertainties relating to pharmaceutical pricing and reimbursement.

RESULTS OF OPERATIONS

Years Ended December 31, 1996 and 1995

  Revenues

  Total revenues were $32.9 million, of which $25.5 million were product sales, during the year ended December 31, 1996 compared with $2.0 million during the year ended December 31, 1995. DOXIL product sales represented 89% of total product sales in 1996 compared to 49% in 1995. For 1996, 3% of the

Company's product sales represented sales of AMPHOTEC to Zeneca as compared to 41% in 1995. In 1996, the Company received approximately $7.5 million in upfront fees and payments, which included $7.3 million from Schering-Plough.

  Operating Expenses

  The Company's gross margin increased to 84% of product sales in 1996 from 73% of net sales in 1995. This increase in the gross margin is due to the increase in the percentage of direct product sales in 1996 versus 1995. The Company generally recognizes higher margins on direct product sales in the United States than it does on sales to the Company's international distribution partners and agents. Direct product sales were 89% of product sales in 1996 and were 32% of product sales in 1995. The Company anticipates that its gross margin will continue to fluctuate depending on the mix between direct product sales in the United States and sales to the Company's international distribution partners and agents.

  Generally, a majority of the Company's operating expenses are incurred for research and development ("R&D"), including preclinical testing and clinical trials required for new pharmaceutical products. The principal items of R&D expense are personnel costs, costs of clinical trials, clinical production and supplies. R&D expense increased to $27.7 million in 1996, from $22.7 million in 1995. This increase in expenses resulted from higher spending in 1996 associated with clinical trials for DOXIL, expenses associated with the regulatory approval of AMPHOTEC and an increase in spending on R&D projects. The Company anticipates that future clinical trial expenses will increase due to expanded clinical trials of DOXIL in a variety of solid tumors and on clinical trials of SPI-077.

  Selling, general and administrative expenses increased to $20.3 million in 1996 from $13.9 million in 1995. The increase in selling, general and administrative expenses was primarily due to the first full year of marketing DOXIL, and, to a lesser extent, preparation for the launch of AMPHOTEC in December 1996, which required the hiring of 17 additional sales personnel.

  Interest Income

  Interest income increased to $1.8 million in 1996 from $1.4 million in 1995, due to the increase in cash available for investment resulting primarily from the net proceeds of $45.6 million received by the Company from a public offering of Common Stock in the fourth quarter of 1995.

  Net Loss

  The Company's net loss decreased to $17.2 million in 1996 from $33.6 million in 1995. The net loss per share was $0.59 for 1996 compared to a net loss of $1.54 per share for 1995. The decrease in the loss was due primarily to an increase in product sales, partially offset by an increase in marketing and sales costs in anticipation of the AMPHOTEC December 1996 launch, a full year of marketing and sales expenses for DOXIL and an increase in clinical and preclinical costs for additional trials.

Years Ended December 31, 1995 and 1994

  Revenues

  Total revenues, of which the majority were product sales, were $2.0 million, during the year ended December 31, 1995 compared with $3.8 million recorded during the year ended December 31, 1994. DOXIL product sales represented 49% of total product sales in 1995 compared to 3% in 1994. For 1995, 41% of the Company's product sales represented sales of AMPHOCIL to Zeneca as compared to 91% for 1994. A significant portion of the 1994 and 1995 product sales reflect pipeline-filling (inventory) orders. Product sales declined during 1995 due primarily to the absence of AMPHOCIL shipments to Zeneca after the first quarter of 1995.

  Operating Expenses

  R&D expenses decreased to $22.7 million in 1995 from $25.4 million in 1994. This reduction resulted from higher spending in 1994 associated with clinical trials in preparation for the NDA filing for DOXIL in the treatment of KS.

  Selling, general and administrative expenses increased to $13.9 million in 1995 from $7.6 million in 1994, principally reflecting an increase in marketing and sale expenses in preparation of the December 1995 DOXIL launch. The Company hired 24 individuals and additional internal staff to support sales operations. In addition, the Company recorded expenses in fiscal 1995 in connection with the departure of certain officers.

  Interest Income

  Interest income increased to $1.4 million in 1995 from $1.0 million in 1994, due to the increase in cash available for investment resulting from approximately $70.9 million received by the Company through equity financings during 1995.

  Net Loss

  The Company's net loss increased to $33.6 million in 1995 from $29.2 million in 1994. The net loss per share was $1.54 for both 1995 and 1994. The increase in the loss was due primarily to an increase in marketing and sales costs in anticipation of the December 1995 DOXIL launch and a decline in AMPHOTEC sales to Zeneca.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's cash and cash equivalents and marketable investments at December 31, 1996 were $32.9 million, a decrease of $17.4 million from $50.3 million at December 31, 1995. This decrease represents net cash used by operating activities of $25.0 million, capital expenditures of $3.6 million offset by $11.3 million of cash provided by financing activities. During the fiscal year ended December 31, 1996, the Company received approximately $10.7 million from the exercise of warrants issued to investors in private placements and employee stock options. Of this, approximately $3.0 million was due to the exercise of warrants to purchase approximately 706,000 shares of Common Stock at $4.25 per share. Approximately $0.9 million was due to the exercise of warrants to purchase 120,682 shares of Common Stock at $7.43 per share. Approximately $2.6 million was due to the exercise of warrants to purchase 352,460 shares of Common Stock at $7.43 per share. At December 31, 1996, the following warrants for shares of the Company's Common Stock were outstanding: 525,000 shares at $4.25 per share, expiring March 1997; 687,638 shares at $7.43 per share, expiring April 1998; and 759,385 shares at $7.43 per share, expiring May 1999. At December 31, 1996, the Company also had outstanding options to purchase 4,068,188 shares of Common Stock at a weighted average exercise price of $9.67 per share. In April 1996 the Company completed the conversion of each of the 480,000 shares of Series A Convertible Reset Preferred Stock into 3.367 shares of Common Stock.

  On February 3, 1997, the Company's Board of Directors authorized the filing of a registration statement with the Securities and Exchange Commission for a proposed underwritten public offering by the Company of 1,000,000 shares of convertible exchangeable preferred stock, $50.00 per share liquidation preference (1,150,000 shares if the over-allotment option is exercised in full). The Company believes that, if the proposed offering is completed, the Company's existing cash balances, interest income, revenues from operations and the net proceeds of the offering will be adequate to fund its planned activities at least through 1998. However, there can be no assurance that the proposed public offering will be completed or that, if completed, the proceeds to the Company will be sufficient to finance its future operations. The Company may need to seek additional financing sooner. There can be no assurance that adequate financing will be available on satisfactory terms, if at all.

  The Company's strategy is to fund from its own cash resources and the proceeds from its proposed public offering, the preclinical development of its proprietary products, DOXIL, AMPHOTEC and SPI-077, and the continued research and development of additional STEALTH liposome products. This strategy will require significant operating and capital expenditures including the construction of a pilot production facility which is currently in the planning phase.

  As of December 31, 1996, the Company had Federal and California net operating loss carryforwards of approximately $99.0 million and $10.0 million, respectively. The Company also has Federal and California research and development tax credit carryforwards of approximately $4.9 million and $3.4 million, respectively. Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar California provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Ernst & Young LLP, Independent Auditors..........................  37
Balance Sheets at December 31, 1996 and 1995...............................  38
Statements of Operations for the years ended December 31, 1996, 1995 and
 1994......................................................................  39
Statement of Stockholders' Equity for the years ended December 31, 1996,
 1995 and 1994.............................................................  40
Statements of Cash Flows for the years ended December 31, 1996, 1995 and
 1994......................................................................  41
Notes to Financial Statements..............................................  42

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
SEQUUS Pharmaceuticals, Inc.

  We have audited the accompanying balance sheets of SEQUUS Pharmaceuticals, Inc. as of December 31, 1996 and 1995, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SEQUUS Pharmaceuticals, Inc. at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                                              ERNST & YOUNG LLP

Palo Alto, California
January 27, 1997

                          SEQUUS PHARMACEUTICALS, INC.

                                 BALANCE SHEETS
                (in thousands, except share and per share data)

                                                              DECEMBER 31
                                                          --------------------
                                                            1996       1995
                                                          ---------  ---------
                                   ASSETS
Current assets:
  Cash and cash equivalents.............................. $   9,997  $   6,770
  Short-term marketable investments......................    22,949     43,506
  Trade accounts receivable, net of allowance for bad
   debts of $504 in 1996 and $178 in 1995................     8,972      1,642
  Inventories............................................     5,697      1,105
  Prepaid expenses and other current assets..............     1,601        949
                                                          ---------  ---------
Total current assets.....................................    49,216     53,972
Net equipment and improvements...........................     5,564      3,591
Other assets.............................................       188        245
                                                          ---------  ---------
Total assets............................................. $  54,968  $  57,808
                                                          =========  =========
                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable....................................... $   4,539  $   2,773
  Accrued compensation...................................     3,149      2,310
  Accrued clinical costs.................................     1,014      1,664
  Other accrued liabilities..............................     1,939        746
  Deferred revenue.......................................        --        716
                                                          ---------  ---------
Total current liabilities................................    10,641      8,209
Commitments
Stockholders' equity:
 Preferred stock, par value $0.01; 4,000,000 shares
  authorized, issuable in series; no shares of Series A
  issued and outstanding in 1996 and 437,200 shares of
  Series A issued and outstanding in 1995................        --          4
 Common stock, par value $0.0001; 45,000,000 shares
  authorized, 29,660,319 shares issued and outstanding in
  1996 and 26,283,026 in 1995............................         3          3
 Additional paid-in capital..............................   194,948    183,019
 Accumulated deficit.....................................  (150,624)  (133,427)
                                                          ---------  ---------
  Total stockholders' equity.............................    44,327     49,599
                                                          ---------  ---------
  Total liabilities and stockholders' equity............. $  54,968  $  57,808
                                                          =========  =========

                            See accompanying notes.

                          SEQUUS PHARMACEUTICALS, INC.

                            STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                    YEARS ENDED DECEMBER 31,
                                                   ----------------------------
                                                     1996      1995      1994
                                                   --------  --------  --------
Revenues:
  Product sales..................................  $ 25,462  $  1,907  $  3,664
  Royalties and fees.............................     7,461       109        91
                                                   --------  --------  --------
Total revenues...................................    32,923     2,016     3,755
Expenses:
  Cost of goods sold.............................     3,990       511       916
  Research and development.......................    27,652    22,651    25,378
  Selling, general and administrative............    20,302    13,856     7,622
                                                   --------  --------  --------
Total expenses...................................    51,944    37,018    33,916
                                                   --------  --------  --------
Loss from operations.............................   (19,021)  (35,002)  (30,161)
Interest income..................................     1,844     1,406       976
                                                   --------  --------  --------
Net loss.........................................  $(17,177) $(33,596) $(29,185)
                                                   ========  ========  ========
Net loss per share...............................  $   (.59) $  (1.54) $  (1.54)
                                                   ========  ========  ========
Common shares used in the calculation of net loss
 per share.......................................    28,937    21,831    18,978
                                                   ========  ========  ========


                            See accompanying notes.

                          SEQUUS PHARMACEUTICALS, INC.

                       STATEMENT OF STOCKHOLDERS' EQUITY
                                 (in thousands)

                            SERIES A
                            PREFERRED
                              STOCK     COMMON STOCK  ADDITIONAL                 TOTAL
                          ------------- -------------  PAID-IN   ACCUMULATED STOCKHOLDERS'
                          SHARES AMOUNT SHARES AMOUNT  CAPITAL     DEFICIT      EQUITY
                          ------ ------ ------ ------ ---------- ----------- -------------
Balance at December 31,
 1993...................     --   $--   18,875  $ 2    $109,984   $ (70,668)   $ 39,318
Shares issued for
 contribution to 401(k)
 Plan...................     --    --       15   --         124          --         124
Shares issued under the
 Employee Stock Purchase
 Plan...................     --    --       45   --         265          --         265
Exercise of stock
 options................     --    --      161   --         428          --         428
Change in valuation
 allowance for
 available-for-sale
 securities.............     --    --       --   --          --         (12)        (12)
Net loss................     --    --       --   --          --     (29,185)    (29,185)
                           ----   ---   ------  ---    --------   ---------    --------
Balance at December 31,
 1994...................     --    --   19,096    2     110,801     (99,865)     10,938
Shares issued for
 contribution to 401(k)
 Plan...................     --    --       24   --         157          --         157
Shares issued under the
 Employee Stock Purchase
 Plan...................     --    --       49   --         281          --         281
Exercise of warrants....     --    --       22   --          91          --          91
Exercise of stock
 options................     --    --      239   --         813          --         813
Sale of Preferred Stock
 in secondary offering,
 net of issuance costs
 of $986................    480     4       --   --      11,010          --      11,014
Sale of Units in
 secondary offering, net
 of issuance costs of
 $771...................     --    --    2,224   --      14,275          --      14,275
Sale of Common Stock in
 secondary offering, net
 of issuance costs of
 $828...................     --    --    4,485    1      45,591          --      45,592
Conversion of Preferred
 Stock..................    (43)   --      144   --          --          --          --
Change in valuation
 allowance for
 available-for-sale
 securities.............     --    --       --   --          --          34          34
Net loss................     --    --       --   --          --     (33,596)    (33,596)
                           ----   ---   ------  ---    --------   ---------    --------
Balance at December 31,
 1995...................    437     4   26,283    3     183,019    (133,427)     49,599
Shares issued for
 contribution to 401(k)
 Plan...................     --    --       12   --         174          --         174
Shares issued under the
 Employee Stock Purchase
 Plan...................     --    --       83   --         628          --         628
Exercise of warrants....     --    --    1,179   --       6,514          --       6,514
Exercise of stock
 options................     --    --      601   --       4,149          --       4,149
Common Stock issued in
 exchange for research &
 development license....     --    --       30   --         460          --         460
Conversion of Preferred
 Stock..................   (437)   (4)   1,472   --           4          --          --
Change in valuation
 allowance for
 available-for-sale
 securities.............     --    --       --   --          --         (20)        (20)
Net loss................     --    --       --   --          --     (17,177)    (17,177)
                           ----   ---   ------  ---    --------   ---------    --------
Balance at December 31,
 1996...................     --   $--   29,660  $ 3    $194,948   $(150,624)   $ 44,327
                           ====   ===   ======  ===    ========   =========    ========

                            See accompanying notes.

                          SEQUUS PHARMACEUTICALS, INC.

                            STATEMENT OF CASH FLOWS
                Increase (decrease) in cash and cash equivalents
                                 (in thousands)

                                                    YEARS ENDED DECEMBER 31,
                                                   ----------------------------
                                                     1996      1995      1994
                                                   --------  --------  --------
Cash flows from operating activities:
  Net loss.......................................  $(17,177) $(33,596) $(29,185)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
  Depreciation and amortization..................     1,767     1,957     1,902
  Issuance of common stock to 401(k) plan........       174       157       124
  Issuance of common stock in exchange for
   research and development technology license...       460        --        --
  Changes in operating assets and liabilities:
    Trade accounts receivable....................    (7,330)   (1,578)    1,242
    Inventories..................................    (4,592)     (547)     (138)
    Prepaid expenses and other current assets....      (652)      194       197
    Other assets.................................       (44)       (7)      136
    Accounts payable.............................     1,766     1,187       292
    Accrued compensation.........................       839     1,513       (53)
    Accrued clinical costs.......................      (650)   (2,290)    1,041
    Other accrued liabilities....................     1,193      (177)      137
    Deferred revenue.............................      (716)      716        --
                                                   --------  --------  --------
  Net cash used in operating activities..........   (24,962)  (32,471)  (24,305)
Cash flows from investing activities:
  Available-for-sale securities:
    Purchases....................................   (90,207) (106,013)  (13,512)
    Sales........................................    45,127    30,843    26,329
    Maturities...................................    65,617    38,507    14,467
  Capital expenditures, net......................    (3,639)   (1,610)   (1,279)
                                                   --------  --------  --------
  Net cash provided by (used in) investing
   activities....................................    16,898   (38,273)   26,005
Cash flows from financing activities:
  Issuance of common stock.......................    11,291    61,052       693
  Issuance of preferred stock....................        --    11,014        --
  Principal payments under capital lease
   obligation....................................        --        --       (18)
                                                   --------  --------  --------
  Net cash provided by financing activities......    11,291    72,066       675
                                                   --------  --------  --------
Net increase in cash and cash equivalents........     3,227     1,322     2,375
Cash and cash equivalents, beginning of the year.     6,770     5,448     3,073
                                                   --------  --------  --------
Cash and cash equivalents, end of the year.......  $  9,997  $  6,770  $  5,448
                                                   ========  ========  ========

                            See accompanying notes.

                         SEQUUS PHARMACEUTICALS, INC.

                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 1996

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Business

  SEQUUS Pharmaceuticals, Inc. ("SEQUUS", the "Company") is engaged in the development, manufacture, marketing and sale of proprietary liposome and lipid-based products primarily to treat cancer and certain fungal infections. SEQUUS' strategic emphasis is on injectable pharmaceutical products designed to improve the efficacy and reduce the toxicity of selected existing and new drugs used to treat cancer and infectious diseases. SEQUUS distributes DOXIL and AMPHOTEC in the United States through distributors and the same products under the tradenames of CAELYX and AMPHOCIL, respectively, in various countries outside the United States through corporate alliances, distribution agreements and various agents. The Company's key raw materials are acquired from a limited number of vendors and a single third party manufactures all of the Company's finished goods.

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

 Loss Per Share

  Loss per share is computed using the weighted average number of common shares outstanding during each period. Common Stock equivalents, consisting of preferred stock, stock options and warrants, are excluded from the computation as their effect is anti-dilutive.

 Cash and Cash Equivalents and Marketable Investments

  The Company considers all highly liquid investments with maturities of three months or less from the date of purchase to be cash equivalents. Short-term investments consist of investments with original maturities greater than three months, but less than one year.

  The Company invests its excess cash principally in U.S. Treasury Bills and high-grade investment paper. The Company maintains its cash, cash equivalents and marketable investments in several different instruments with various banks and brokerage houses. The diversification of risk is consistent with Company policy to maintain liquidity and ensure the safety of principal.

  The Company accounts for its marketable investments under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. During 1995 and 1996, all investments were classified as available-for-sale securities and are carried at fair value, with the unrealized gains and losses reported as a component of accumulated deficit. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are

                         SEQUUS PHARMACEUTICALS, INC.

included in interest. The cost of securities sold is based on the specific identification method. Interest and dividends on securities are included in interest income.

  The following is a summary of available-for-sale securities (in thousands):

                                                             GROSS
                                                           UNREALIZED
                                                          ------------
                                                                       ESTIMATED
                                                AMORTIZED                FAIR
   DECEMBER 31, 1996                              COST    GAINS LOSSES   VALUE
   -----------------                            --------- ----- ------ ---------
U.S. government securities.....................  $ 7,434     1   $ (1)  $ 7,434
U.S. corporate securities......................    7,399     1     --     7,400
Foreign corporate debt securities..............    8,114     1     --     8,115
                                                 -------   ---   ----   -------
                                                 $22,947   $ 3   $ (1)  $22,949
                                                 =======   ===   ====   =======
   DECEMBER 31, 1995
   -----------------
U.S. government securities.....................  $20,234   $15   $(10)  $20,239
U.S. corporate securities......................   10,314     8     --    10,322
Foreign corporate debt securities..............   12,936     9     --    12,945
                                                 -------   ---   ----   -------
                                                 $43,484   $32   $(10)  $43,506
                                                 =======   ===   ====   =======

  All of these securities mature within one year. The gross realized gains and losses on sales of available-for-sale securities during the years ended December 31, 1994, 1995 and 1996 were not significant.

 Inventories

  Inventories are stated at the lower of cost (principally first-in, first-out) or market. The inventory detail is as follows (in thousands):

                                                                   DECEMBER 31,
                                                                   -------------
                                                                    1996   1995
                                                                   ------ ------
      Raw materials............................................... $2,801 $  898
      Work-in-process.............................................  2,223     68
      Finished goods..............................................    673    139
                                                                   ------ ------
                                                                   $5,697 $1,105
                                                                   ====== ======

 Equipment and Improvements

  Equipment is recorded at cost and depreciated on a straight-line basis over estimated useful lives of three to seven years. Leasehold improvements are recorded at cost and amortized over the remaining term of the lease, or useful life of the asset, whichever is less. The equipment and improvements detail is as follows (in thousands):

                                                                DECEMBER 31,
                                                               ----------------
                                                                1996     1995
                                                               -------  -------
      Office and laboratory equipment......................... $10,397  $ 7,805
      Leasehold improvements..................................   5,104    4,066
                                                               -------  -------
                                                                15,501   11,871
      Accumulated depreciation and amortization...............  (9,937)  (8,280)
                                                               -------  -------
                                                               $ 5,564  $ 3,591
                                                               =======  =======

                         SEQUUS PHARMACEUTICALS, INC.

 Revenue Recognition and Concentration of Credit Risk

  The Company recognizes product sales upon shipment to customers. The Company defers appropriate amounts based on historical sales return experience.

  Royalties are recognized as revenue based on licensed product sales. Fees and milestone payments are recognized as earned as specified in terms set forth in the related agreements.

  The Company sells its products to distributors in the United States and Europe. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. For the years ended December 31, 1994 and 1995, one customer represented $3,300,000 and $785,000 of product sales, respectively. Another customer contributed $91,000 and $109,000 to royalties and fees for the years ended December 31, 1994 and 1995, respectively. No single customer accounted for 10% or more of product sales in 1996.

 Clinical Costs

  Clinical costs include costs associated with preclinical testing of compounds for safety and efficacy, clinical trials and company-funded research performed by third parties. Clinical trials costs are recognized as research and development expense as the contractually-specified patient services are performed.

 Advertising Expenses

  The Company accounts for advertising costs as an expense in the period in which they are incurred. Advertising expenses were $109,000 and $606,000 for the years ended December 31, 1995 and 1996, respectively. Such amounts were immaterial in 1994.

 Stock Based Compensation

  In accordance with the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") which the Company adopted in 1996, the Company has elected to follow Accounting Principles Board Opinion No. 25 "Accounting for Stock Issue to Employees" ("APB 25") and related interpretations in accounting for its employee stock option plans. Under APB 25, if the exercise price of the Company's employee stock options equals or exceeds the fair value of the underlying stock on the date of grant as determined by the Company's Board of Directors, no compensation expense is recognized. See Note 5 for pro forma disclosures required by SFAS 123.

 Financial Statement Presentation

  Certain prior period amounts have been reclassified to conform to the current period presentation.

2. COLLABORATIVE AGREEMENTS

  In August 1996, the Company entered into a distribution agreement with Schering-Plough and, in partial consideration for distribution rights, received from Schering-Plough a one-time upfront payment of $5.3 million. The Company recognized $7.3 million in upfront fees and payments for the achievement of certain targets and events during 1996. Under the multi-year agreement, Schering-Plough has obtained exclusive rights to distribute, market and sell CAELYX worldwide, except for the United States, Japan and certain other countries. Under the terms of the agreement, SEQUUS will receive payments for product sales to Schering-Plough. In addition, SEQUUS and Schering-Plough will jointly develop a worldwide clinical plan for

                         SEQUUS PHARMACEUTICALS, INC.

investigating the use of CAELYX in the treatment of solid tumors. Each party will undertake clinical trials in specific indications, coordinated by a joint development team. As part of the agreement, Schering-Plough will conduct certain clinical trials for oncology indications, will apply for regulatory approval in the Schering-Plough territories for all new indications, and will assist with pharmacoeconomic studies. The agreement also calls for potential additional payments to the Company totaling $27 million based on the achievement of certain product development milestones and events.

  In July 1996, the Company obtained an exclusive sub-license to certain technologies held by Sheffield Medical Technologies, Inc. In return for the sub-license the Company issued 29,798 shares of its Common Stock with a fair market value of approximately $500,000, less issuance costs of $40,000. The fair market value of the Common Stock was charged to research and development expense in the accompanying statement of operations in 1996. If certain targets are achieved, the Company may also be obligated to pay milestone payments and royalties on future product sales, if any, which utilize the sub-licensed technology.

  In August 1993, the Company signed a distribution agreement with Zeneca under which Zeneca was to market and sell AMPHOCIL in most European countries. In March 1994, SEQUUS and Zeneca announced the expansion of their August 1993 agreement to cover additional markets. In July 1996, SEQUUS announced that it had reacquired from Zeneca all international marketing and distribution rights for AMPHOCIL except for nine European countries to which Zeneca had retained such rights (Denmark, Finland, Iceland, Ireland, Italy, the Netherlands, Portugal, Sweden and the U.K.). In exchange for the return to SEQUUS of marketing and distribution rights throughout the rest of the world, SEQUUS agreed to restructure certain future milestone payments specified in the original agreement, adjust the pricing terms for AMPHOCIL to provide greater competitive flexibility, and exchange certain inventory held by Zeneca.

  The Company also has entered into various other distribution agreements with international pharmaceutical companies to exclusively distribute AMPHOCIL in specific countries.

3. COMMITMENTS

  The Company leases its facility and certain equipment under operating leases. Rent expense under these leases was $856,000, $852,000, and $1,813,000 for the years ended December 31, 1994, 1995 and 1996, respectively. Rent expense is being recognized on a straight-line basis over the lease term of the facility lease which has scheduled rental payment increases.

  Minimum annual rental commitments under all operating leases at December 31, 1996, including a new lease signed subsequent to December 31, 1996, total $1,781,000 in 1997, $1,853,000 in 1998, $1,844,000 in 1999, $1,670,000 in
2000, $1,613,000 in 2001 and $2,149,000 thereafter.

  The Company has entered into multiple year supply agreements with two vendors which supply key raw materials. Under the agreements the Company is required to purchase its forecasted three months requirement as provided to the vendors.

4. STOCKHOLDERS' EQUITY

  On March 31, and April 13, 1995, the Company raised an aggregate of $11 million of equity capital with the sale of 480,000 shares of Series A Convertible Reset Preferred Stock ("Convertible Reset Preferred Stock") together with warrants to purchase 808,320 shares of Common Stock. Each share of Convertible Reset Preferred Stock was convertible into Common Stock at an initial conversion price of $7.425 per share of Common Stock (effectively
3.367 shares of common stock for each share of preferred stock). During 1995,

                         SEQUUS PHARMACEUTICALS, INC.

43,200 shares of Convertible Reset Preferred Stock were converted into 144,106 shares of common stock. On February 2, 1996 the Company elected to convert the remaining 437,200 shares of Convertible Reset Preferred Stock into 1,472,052 shares of Common Stock. The conversion was completed in April 1996. During 1996, 120,682 warrants to purchase Common Stock were exercised. As of December 31, 1996, warrants to purchase 687,638 shares of Common Stock remain outstanding and expire in April 1998.

  On May 25, 1995, the Company raised net proceeds of $14.3 million through a private placement of Units. Each Unit consisted of one share of Common Stock and a warrant to purchase one-half share of Common Stock at an exercise price per share of $7.4328. The warrants are only exercisable if the Common Stock portion of the Unit is held for one year by the initial Unit purchaser. The price per Unit was $6.7571. Under the terms of this financing, the investors also receive the first right to negotiate with the Company to participate in the commercial development of the Company's anticancer product, DOXIL, in Brunei, China, Hong Kong, Indonesia, Malaysia, Singapore, Taiwan and Thailand. The right to negotiate has expired. During 1996, 352,460 warrants to purchase Common Stock were exercised. As of December 31, 1996, warrants to purchase 759,385 shares of Common Stock remain outstanding and expire in May 1999.

  In March 1991, the Company issued in a private placement (the "1991 Financing") 1,252,143 units (each, a "Unit," collectively, the "Units") at a price of $7.00 per unit. Each Unit consisted of two shares of Common Stock and a six-year warrant to purchase an additional share of Common Stock at an exercise price of $4.25 per share. Gross proceeds to the Company were $8,750,000. In addition to the sale of the Units, the Company paid a fee and issued a six year warrant to purchase 125,000 shares of Common Stock to Oppenheimer & Co., Inc. for its role as placement agent in connection with the 1991 Financing. During 1996, 705,714 warrants to purchase Common Stock were exercised. As of December 31, 1996, warrants to purchase 525,000 shares of Common Stock remain outstanding and expire in March 1997.

  On October 24, 1995 and November 24, 1995, the Company raised an aggregate net proceeds of $45.6 million through the sale of 4,485,000 of Common Stock in a public offering.

  As of December 31, 1996, approximately 7,000,000 shares of Common Stock were reserved for future issuance under the Company's 401(k) Plan, stock option plans, employee stock purchase plan and for the exercise of warrants.

5. STOCK OPTIONS PLAN AND STOCK PURCHASE PLAN

 401(k) Plan

  The Company has a 401(k) Plan under which it may make employer contributions at the discretion of the Board of Directors, but no such contributions are required. The Board also has the discretion to determine the amount of any employer contribution. The Company has reserved 138,000 shares for issuance under the Plan. For the years ended December 31, 1994, 1995 and 1996, the Company contributed Common Stock to the Plan valued at approximately $124,000, $157,000 and $174,000, respectively.

 Stock Compensation Plans

  Under the 1987 Employee Stock Option Plan, as amended, and 1987 Consultant Stock Plan, as amended, (the "Plans") the Company is authorized to issue either incentive or non-qualified stock options to its employees and consultants to purchase up to 5,000,000 shares of common stock. Generally, options granted under the Plan become exercisable over periods of six months to four years and for a period ranging from three to seven months after termination of employment or consulting arrangement, and all expire ten years

                         SEQUUS PHARMACEUTICALS, INC.

from the date of grant. The stock delivered upon exercise of any option under these Plans may be subject to repurchase (subject to determination by the Board of Directors) upon ceasing employment or consulting relationship with the company. The Company's right of repurchase generally expires over a period of three to five years. The exercise price of non-qualified stock options may not be less than 85 percent of the fair market value of the stock on the date of grant. The Company granted options to purchase 16,000 and 30,000 shares of Common Stock under the 1987 Consultant Sock Plan during 1995 and 1996, respectively. The fair value of these options are immaterial.

  Under the 1990 Director Stock Option Plan (the "Director Plan"), the Company is authorized to grant non-qualified options to its non-employee directors for up to 600,000 shares of Common Stock. Each eligible director is entitled to receive an initial grant to purchase 25,000 shares; and, on the first anniversary of the initial grant, each eligible director then in office is entitled to receive a grant to purchase 12,500 shares. Upon each annual grant date, an option to purchase an additional 5,000 shares of Common Stock will be granted to each non-employee director plus an option to purchase an additional 2,500 shares to each such director who also serves on one or more committees of the Board. All options under the Director Plan have an exercise price not less than the fair market value on the date of grant. Options granted before March 8, 1996 were immediately exercisable upon the grant, and initial options granted on or after March 8, 1996 vest ratably over four years. Each annual grant granted on or after March 8, 1996 vest ratably one year from the date of grant. The right to exercise generally expires upon the earlier of ten years from the date of grant or one year after a non-employee director's termination as a non-employee director. The Company granted options to purchase 37,500 shares of Common Stock in 1996 (none in 1995).

  Activities under the above mentioned stock option plans are as follows (amounts in thousands, except per share information):

                                            OPTIONS OUTSTANDING
                            ----------------------------------------------------
                             OPTIONS                             WEIGHTED
                            AVAILABLE NUMBER OF     PRICE        AVERAGE
                            FOR GRANT  SHARES     PER SHARE   EXERCISE PRICE
                            --------- --------- ------------- --------------
   Balance, December 31,
    1993...................     804     2,759   $ 1.12-$20.00     $9.28
   Granted.................  (1,599)    1,599   $ 6.50-$ 9.25      7.00
   Forfeited...............   1,185    (1,185)  $ 1.88-$20.00     13.58
   Exercised...............      --      (161)  $ 1.12-$ 8.88      2.66
                             ------    ------
   Balance, December 31,
    1994...................     390     3,012   $ 1.12-$18.88      6.73
   Additional authorized...   2,150        --
   Granted.................  (1,427)    1,427   $ 6.25-$13.50      8.95
   Forfeited...............     230      (230)  $ 6.75-$12.50      7.84
   Exercised...............      --      (239)  $ 1.12-$14.00      3.67
                             ------    ------
   Balance, December 31,
   1995....................   1,343     3,970   $ 1.12-$18.88      7.73
   Granted.................    (927)      927   $14.50-$21.75     16.26
   Forfeited...............     210      (210)  $ 6.75-$18.88     10.92
   Exercised...............      --      (601)  $ 1.12-$13.50      6.39
                             ------    ------
   Balance, December 31,
   1996....................     626     4,086   $ 1.12-$21.75     $9.67
                             ======    ======

No shares purchased under the option plans are subject to repurchase at December 31, 1995. All options were granted at fair market value.

                         SEQUUS PHARMACEUTICALS, INC.

  The options outstanding at December 31, 1996 have been segregated into ranges for additional disclosure as follows (options amounts are recorded in thousands):

                                    OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                         ----------------------------------------- ---------------------------------
                                         WEIGHTED-
                                          AVERAGE                     OPTIONS
                            OPTIONS      REMAINING                   CURRENTLY
                         OUTSTANDING AT CONTRACTUAL   WEIGHTED-    EXERCISABLE AT   WEIGHTED-
   RANGE OF               DECEMBER 31,     LIFE        AVERAGE      DECEMBER 31,     AVERAGE
EXERCISE PRICES               1996      (IN YEARS)  EXERCISE PRICE      1996      EXERCISE PRICE
---------------          -------------- ----------- -------------- -------------- --------------
$ 1.12-$ 2.24...........       175         3.00         $ 1.82           175          $ 1.82
$ 5.25-$ 7.75...........     1,622         6.73         $ 6.78         1,182          $ 6.72
$ 8.00-$11.75...........     1,102         7.74         $ 8.76           564          $ 8.62
$12.25-$18.13...........     1,007         9.26         $14.73            93          $14.58
$18.63-$21.75...........       180         8.75         $21.01            38          $18.63
                             -----                                     -----
                             4,086         7.55         $ 9.67         2,052          $ 7.37
                             =====                                     =====

 Employee Stock Purchase Plan

  The Company's Employee Stock Purchase Plan is administered by the Board of Directors, and the Company has reserved for sale under the plan 250,000 shares of Common Stock. Employees who own less than 5% of the total outstanding Common Stock of the Company are eligible to participate in the plan, which provides for the option to purchase a defined number of shares at 85% of the lower of the fair market value of the stock at the enrollment or purchase date. At December 31, 1996, approximately 212,000 shares of Common Stock had been issued under this plan.

 Pro Forma Information

  As of December 31, 1996, the Company has four stock-based compensation plans, which are described above. The Company has elected to follow APB 25 and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS 123 requires use of option valuation models that were not developed for use in valuing employee stock options and employee stock purchase plans. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

  Pro forma information regarding net loss and net loss per share is required by SFAS 123, and has been determined as if the Company had accounted for its employer stock purchase plan and employee stock options granted subsequent to December 31, 1994 under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model for the multiple option approach with the following weighted-average assumptions for 1995 and 1996, respectively: risk-free interest rate of between 5.5% and 5.8% and between 5.6% and 6.3%; volatility factor of the expected market price of the Company's Common Stock of .74 for both years; a weighted-average expected life of the option of between .5 and 2.5 years for both years and a dividend yield of zero.

  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options and employee stock purchase plan have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially

                         SEQUUS PHARMACEUTICALS, INC.

affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company's employee stock options and the employee stock purchase plan.

  For purposes of pro forma disclosures, the estimated fair value of the options is amortized to pro forma net loss over the options' vesting period. The Company's historical and pro forma information follows (in thousands, except for net loss per share information):

                                                                 YEARS ENDED
                                                                DECEMBER 31,
                                                               ----------------
                                                                1996     1995
                                                               -------  -------
      Net loss
        Historical........................................     $17,177  $33,596
        Pro Forma.........................................     $22,121  $35,849
      Net loss per share
        Historical........................................     $ (0.59) $ (1.54)
        Pro Forma.........................................     $ (0.76) $ (1.64)

  Because SFAS 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully realized until 1997.

6. INCOME TAXES

  The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

  As of December 31, 1996, the Company has Federal and California net operating loss carryforwards ("NOLs") of approximately $99.0 million and $10.0 million, respectively. The Company also has Federal and California research and development tax credit carryforwards of approximately $4.9 million and $3.4 million, respectively. The Federal NOLs expire as follows (in thousands):

    YEAR(S) ENDING                                                  FEDERAL NOL
      DECEMBER 31                                                    EXPIRING
    --------------                                                  -----------
       1997-2000...................................................   $ 2,500
       2001-2011...................................................    96,500
                                                                      -------
                                                                      $99,000
                                                                      =======

  Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar California provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

  The Federal net operating loss carryforward differs from the accumulated deficit principally due to timing differences in the recognition of certain revenue and expense items for financial and federal tax reporting purposes, consisting primarily of capitalized research and development costs and stock option deductions.

                         SEQUUS PHARMACEUTICALS, INC.

  Significant components of the Company's current deferred tax assets for federal and state income taxes are as follows (in thousands):

                                                               DECEMBER 31,
                                                             ------------------
                                                               1996      1995
                                                             --------  --------
   Net operating loss carryforwards......................... $ 33,200  $ 31,370
   Capitalized research and development.....................   19,800    15,090
   Research credits.........................................    7,200     5,840
   Other, net...............................................    2,400     2,770
   Valuation allowance......................................  (62,600)  (55,070)
                                                             --------  --------
       Total................................................ $     --  $     --
                                                             ========  ========

  The valuation allowance increased by approximately $12,750,000 in 1994, $15,250,000 in 1995 and $7,530,000 in 1996. Approximately $3,000,000 of the
valuation allowance for deferred tax assets relates to benefits of stock option deductions which, when recognized, will be allocated directly to contributed capital.

7. SUBSEQUENT EVENTS (UNAUDITED)

  On February 3, 1997, the Company's Board of Directors authorized the filing of a registration statement with the Securities and Exchange Commission permitting the Company to sell approximately 1,150,000 shares of Convertible Exchangeable Preferred Stock to the public.

                 SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

                          SEQUUS PHARMACEUTICALS, INC.

         COL. A            COL. B         COL. C         COL. D        COL. E
         ------          ---------- ------------------ -----------   ----------
                                        ADDITIONS
                                    ------------------
                                    CHARGED   CHARGED
                         BALANCE AT TO COSTS TO OTHER                BALANCE AT
                         BEGINNING    AND    ACCOUNTS- DEDUCTIONS-     END OF
      DESCRIPTION        OF PERIOD  EXPENSES DESCRIBE   DESCRIBE       PERIOD
      -----------        ---------- -------- --------- -----------   ----------
YEAR ENDED DECEMBER 31,
 1994:
  Reserves and
   allowances deducted
   from asset accounts:
    Allowance for
     uncollectible
     accounts...........  $  8,000  $254,000    $--       $4,000(1)   $258,000
YEAR ENDED DECEMBER 31,
 1995:
  Reserves and
   allowances deducted
   from asset accounts:
    Allowance for
     uncollectible
     accounts...........  $258,000  $266,000    $--     $346,000(1)   $178,000
YEAR ENDED DECEMBER 31,
 1996:
  Reserves and
   allowances deducted
   from asset accounts:
    Allowance for
     uncollectible
     accounts...........  $178,000  $656,000    $--     $330,000(1)   $504,000

--------
(1) Uncollectible accounts written off, net of recoveries.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information with respect to the executive officers and directors of the Company as of January 31, 1997 is set forth below:

NAME                               AGE POSITION WITH THE COMPANY
----                               --- -------------------------
                                       Chairman of the Board and Chief Executive
I. Craig Henderson, M.D. ........   55 Officer
L. Scott Minick..................   45 President, Chief Operating Officer and Director
Edward F. Schnipper, M.D. .......   48 Senior Vice President and Medical Director
                                       Senior Vice President for Research and
Joseph J. Vallner, Ph.D. ........   50 Development
David A. DeLong..................   42 Vice President of Sales
Marc J. Gurwith, M.D., J.D. .....   57 Vice President and Associate Medical Director
Anthony A. Huang, Ph.D. .........   44 Vice President for Product Development
Francis J. Martin, Ph.D. ........   48 Vice President and Chief Scientific Officer
Sally A. Davenport...............   61 Secretary
Donald J. Stewart................   40 Vice President for Finance and Treasurer
Peter K. Working, Ph.D. .........   48 Vice President for Preclinical Research
Robert G. Faris(1)(2)............   58 Director
Richard C.E. Morgan(1)(2)........   52 Director
E. Donnall Thomas, M.D.(1)(2)....   76 Director

--------

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

  I. Craig Henderson, M.D. has been Chief Executive Officer of the Company since June 1995 and Chairman of the Board since July 1995 and has served as a director of the Company since July 1993. Since July 1995, Dr. Henderson has been an Adjunct Professor of Medicine at University of California, San Francisco. From 1992 until July 1995, he served as Professor of Medicine, Chief of Medical Oncology and Director of Clinical Cancer Programs at the University of California, San Francisco. From 1989 to 1992 he served as a member and, for most of this time, as Chairman of the Oncologic Drugs Advisory Committee of the FDA. From 1974 to 1992, Dr. Henderson held an academic appointment at Harvard Medical School, most recently as Associate Professor of Medicine. Dr. Henderson founded the Breast Evaluation Center at the Dana-Farber Cancer Institute in 1980 and served as its director until 1992. He received an M.D. degree from Columbia University.

  L. Scott Minick has been President and Chief Operating Officer of the Company since June 1995 and a director of the Company since July 1995. From 1994 to 1995, he served as a director, Interim President and Chief Executive Officer of OncoTherapeutics, Inc. Before that, Mr. Minick was a director, President and Chief Executive Officer of LXR Biotechnology, Inc. From 1981 to 1993, he was an executive of Baxter Healthcare, Inc., most recently as President of the Pacific Rim/Latin America business unit of Baxter Diagnostics. Mr. Minick received an M.B.A. degree from Northwestern University.

  Edward F. Schnipper, M.D. joined the Company in January 1996 as Senior Vice President and Medical Director. Prior to joining the Company, Dr. Schnipper held several executive and management positions at Hoffmann-LaRoche ("Roche") including Vice President in Clinical Operations; Vice President, Professional Development and Training; and Director, Clinical Development, Hematology/Oncology. Dr. Schnipper originally joined Roche in 1983 as a Research Physician. While at Roche, Dr. Schnipper had academic appointments in Medicine and Medical Genetics and Microbiology at the Robert Wood Johnson Medical School. Prior to this, Dr. Schnipper had a private medical practice from 1985 to 1990. Dr. Schnipper received his M.D. degree from the Georgetown University School of Medicine, Washington, D.C. and subsequently held fellowships in Hematology at the New York University School of Medicine, and in Medical Oncology at Memorial Sloan-Kettering Cancer Center.

  Joseph J. Vallner, Ph.D. joined the Company in February 1992 as Vice President for Development and was appointed Senior Vice President for Research and Development in April 1995. From 1986 to 1992, Dr. Vallner was Director, Corporate Technology Transfer, of Syntex. While at Syntex, he also performed various pharmaceutical development functions ranging from drug design and development to responsibility for regulatory filings with the FDA. Before joining Syntex, Dr. Vallner was a Group Leader with G.D. Searle, where he supervised pharmaceutical formulation development and development of new drug delivery systems. From 1974 to 1984, Dr. Vallner was Associate Professor of Pharmaceutics at the University of Georgia. Dr. Vallner received a Ph.D. in Pharmaceutics from the University of Wisconsin.

  David A. DeLong joined the Company in September 1992 as AMPHOCIL International Product Director and was appointed Senior Director, Sales in April 1995 and Vice President of Sales in June 1996. Prior to joining the Company, Mr. DeLong was employed by Genentech, Inc. from 1985 to 1992 where he served in various sales and marketing management positions, most recently as Activase Product Manager.

  Marc J. Gurwith, M.D., J.D. joined the Company in January 1995 as Vice President and Associate Medical Director. Prior to joining the Company, Dr. Gurwith was employed by Boehringer Mannheim Pharmaceuticals, most recently as Vice President of Medical and Scientific Affairs and previously as Senior Director of Clinical Research. In addition to over 10 years of pharmaceutical industry experience, Dr. Gurwith has over 20 years experience in teaching and consultation in the area of infectious disease control and therapy. Dr. Gurwith received his M.D. degree from Harvard Medical School and his J.D. degree from Temple University School of Law.

  Anthony H. Huang, Ph.D. has been Vice President of Product Development of the Company since April 1995. He has served in various technical capacities with the Company for the last 14 years, including Senior Director, Formulations from 1993 to 1995 and Director, Formulations from 1986 to 1993. Before joining the Company, he was a Research Investigator at Oak Ridge National Laboratory in Oak Ridge, Tennessee. Dr. Huang received a Ph.D. degree in Pharmacology from the University of California, San Francisco.

  Francis J. Martin, Ph.D. was appointed Vice President and Chief Scientific Officer of the Company in July 1994. From October 1986 he served as Vice President for Research and Principal Scientist, with responsibility for guiding and coordinating the Company's internal and extramural research activities for STEALTH liposome products. From 1981 to 1986, Dr. Martin served the Company in various capacities, including Director of Liposome Research and Formulations and was the Technical Director of the Company's former joint venture, Cooper-Lipotech. Dr. Martin received a Ph.D. degree in Biochemistry from Northwestern University.

  Sally A. Davenport is a Company founder and has served as the the Company's Corporate Secretary since the Company's inception. She has been responsible for various administrative and corporate functions since 1981. Ms. Davenport received a B.S. degree in Technical Journalism from Iowa State University.

  Donald J. Stewart joined the Company in 1984 as Treasurer and Controller and was appointed Vice President for Finance in April 1995. Previously, he was Comptroller at SoftCom, Inc. and a certified public accountant with Arthur Young & Company. Mr. Stewart received an M.B.A. from Santa Clara University.

  Peter K. Working, Ph.D., D.A.B.T., has been Vice President of Preclinical Research at the Company since April 1995. From 1994 to 1995, he served as Senior Director of Pharmacology and Toxicology, and from 1992 to 1994 as Director of Pharmacology and Toxicology of the Company. From 1988 to 1992, Dr. Working was a Senior Experimental Toxicologist at Genentech, Inc. From 1984 to 1988, he was a Staff Scientist in the Department of Cellular and Molecular Toxicology at the Chemistry Industry Institute of Toxicology in Research Triangle Park, North Carolina, where he was a Post-Doctoral Fellow from 1982 to 1984. He was board-certified in toxicology in 1989. Dr. Working received a Ph.D. degree in Human Anatomy from the University of California at Davis.

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

  Richard C.E. Morgan has served as a director of the Company since May 30, 1990. Since January 1996, Mr. Morgan has been a partner of Jackson Hole Management Inc., a venture capital firm which is the sucessor company to the Asset Management Division of Wolfensohn Partners, L.P. Since 1986, he has been a general partner of Wolfensohn Partners L.P., a venture capital limited partnership, and the general partner of Wolfensohn Associates L.P. From 1984 to 1986, he served as an executive of James D. Wolfensohn, Inc., and from 1977 to 1984, he served as General Manager of The Schroder Strategy Group and director of J. Henry Schroder Wagg & Co. Ltd. (London). He is a director of Lasertechnics, Inc., a printing systems company, Celgene Corporation, a biotechnology company, Quidel Corporation, a medical diagnostics company, and Indigo N.V., a printing systems company.

  E. Donnall Thomas, M.D. has served as a director of the Company since May 27, 1993. Dr. Thomas serves as Chairman of the Scientific Advisory Committee of Cell Therapeutics, Inc. He is also Professor Emeritus of Medicine, University of Washington School of Medicine in Seattle and a member of the Fred Hutchinson Cancer Research Center in Seattle. Dr. Thomas previously served, from 1974 to 1989, as Director of Medical Oncology and Director of Clinical Research Programs at the Fred Hutchinson Cancer Research Center and, from 1963 to 1985, he headed the Division of Oncology at the University of Washington School of Medicine in Seattle. Dr. Thomas received the Nobel Prize in Medicine and the Presidential Medal of Science in 1990. He received an M.D. degree from Harvard Medical School.

ITEM 11. EXECUTIVE COMPENSATION

  The following table sets forth information regarding compensation paid to the Company's chief executive officer and the other four most highly paid executive officers who served as executive officers on December 31, 1996 (the "Named Officers").

                          SUMMARY COMPENSATION TABLE

                                                     LONG TERM
                                                    COMPENSATION
                               ANNUAL COMPENSATION     AWARDS
                              --------------------- ------------
   NAME AND PRINCIPAL
     POSITION AS OF                                                  ALL OTHER
   DECEMBER 31, 1996     YEAR SALARY($) BONUS($)(1)  OPTIONS(#)  COMPENSATION($)(2)
   ------------------    ---- --------- ----------- ------------ ------------------
I. Craig Henderson,
 M.D.................... 1996  300,016    103,647      40,000           3,750
 Chairman of the Board
  and Chief              1995  142,812        --      350,000           3,543
 Executive Officer(3)    1994      --         --       12,500             --
L. Scott Minick......... 1996  245,840     84,797      30,000           3,750
 President and Chief
  Operating Officer      1995  100,170        --      275,000             --
                         1994      --         --          --              --
Joseph J. Vallner,
 Ph.D................... 1996  183,164     65,921      15,000          15,376
 Senior Vice President
  for Research and       1995  167,873     39,456       5,500          14,772
 Development             1994  142,178     23,139      90,000          14,136
Bruce R. Cohen.......... 1996  172,775      9,101      10,000           3,750
 Vice President(4)       1995   28,336        --       60,000             --
                         1994      --         --          --              --
Edward Schnipper, M.D... 1996  172,500        --       85,000          35,428
 Senior Vice President
  and Medical            1995      --         --          --              --
 Director                1994      --         --          --              --

--------
(1) Bonus amounts are paid in the year following the year in which they are earned. Bonus amounts are included in the table in the year they are paid. Bonus amounts earned by Dr. Henderson and Mr. Minick in 1996 to be paid in 1997 are $137,257 and $112,504, respectively. Bonus amounts for the other Named Officers earned in 1996 have not yet been fixed.
(2) The compensation shown in this column reflects the Company's matching contributions for the employee to the Company's voluntary salary reduction plan qualified under Section 401(k) of the Internal Revenue Code. Such matching contributions consisted of Common Stock. The compensation shown for Dr. Vallner also includes $12,000 principal amount of indebtedness to the Company cancelled in each of the years 1994, 1995 and 1996. See "Item 13 -- Certain Transactions" below. The compensation shown for Dr. Schnipper in 1996 also includes $31,828 paid by the Company for moving expenses.
(3) Dr. Henderson accepted the position of Chairman of the Board and Chief Executive Officer of the Company in June 1995. Excludes amounts paid to him as a director. See "-- Director Compensation" below.
(4) Mr. Cohen resigned from the Company in January 1997.

  The following table sets forth further information regarding the grants of stock options during the fiscal year ended December 31, 1996 to the Named Officers. Since inception, the Company has not granted any stock appreciation rights.

                       OPTION GRANTS IN LAST FISCAL YEAR

                               INDIVIDUAL GRANT
                         ----------------------------
                                                                     POTENTIAL
                                                                 REALIZABLE VALUE
                                                                 AT ASSUMED RATES
                                                                  OF STOCK PRICE
                                 PERCENTAGE                      APPRECIATION FOR
                                  OF TOTAL                        OPTION TERM(3)
                                  OPTIONS                        -----------------
                                 GRANTED TO EXERCISE
                         OPTIONS EMPLOYEES   OR BASE
                         GRANTED IN FISCAL    PRICE   EXPIRATION
          NAME           (#)(1)  1996(%)(2) ($/SHARE)    DATE     5%($)   10%($)
          ----           ------- ---------- --------- ---------- ------- ---------
I. Craig Henderson,
M.D..................... 40,000     4.31%     14.25    3/22/06   358,470   908,433
L. Scott Minick......... 30,000     3.24%     14.25    3/22/06   268,852   681,325
Joseph J. Vallner,
Ph.D.................... 15,000     1.62%     14.75    1/05/06   139,143   352,616
Bruce R. Cohen.......... 10,000     1.08%     21.75    6/13/06   136,785   346,639
Edward Schnipper, M.D... 85,000     9.17%     15.13    1/15/06   808,790 2,049,632

--------
(1) Options included in this table are exercisable immediately upon grant; however, the Company retains a right to repurchase shares subject to such options at the exercise price in the event the employee becomes no longer employed by the Company. Such right of repurchase lapses over a designated period of the recipient's service to the Company (generally, four years with respect to initial grants and three years with respect to subsequent grants). In the event of the sale of the Company or substantially all of the assets or stock thereof to another entity, or a merger in which the Company is not the surviving entity, the Company's right of repurchase with respect to all shares subject to then outstanding options shall expire at least 15 days prior to the effectiveness of such transaction.
(2) A total of 926,532 stock options were granted to employees during fiscal year ended December 31, 1996.
(3) Potential realizable value is based on the assumption that the market price of the stock appreciates at the stated rate, compounded annually, from the date of grant until the end of the ten-year option term. These values are calculated based on requirements promulgated by the Securities and Exchange Commission and do not reflect the Company's estimate of future stock price appreciation.

  The following table sets forth information regarding options exercised by the Named Officers during the fiscal year ended December 31, 1996 and the number and value of unexercised options held at fiscal year-end.

 AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES IN LAST FISCAL
                                     YEAR

                                                    NUMBER OF UNEXERCISED     VALUE OF UNEXERCISED IN-THE-
                                                 OPTIONS HELD AT FISCAL YEAR  MONEY OPTIONS AT FISCAL YEAR
                                                            END(#)                     END($)(1)
                                                 ---------------------------- ----------------------------
                           SHARES
                         ACQUIRED ON    VALUE
          NAME           EXERCISE(#) REALIZED($) EXERCISABLE UNEXERCISABLE(2) EXERCISABLE UNEXERCISABLE(2)
          ----           ----------- ----------- ----------- ---------------- ----------- ----------------
I. Craig Henderson,
 M.D....................      --           --      200,000       227,500       1,511,719     1,464,531
L. Scott Minick.........      --           --      110,000       195,000         866,250     1,351,875
Joseph J. Vallner,
Ph.D....................   20,000      255,000      72,755        37,745         612,811       223,970
Bruce R. Cohen..........      --           --       10,000        60,000          28,125       140,625
Edward Schnipper, M.D...      --           --          --         85,000             --         74,375

--------
(1) Based on the difference between the option exercise price and the closing price of the Common Stock on the Nasdaq National Market on December 31, 1996 ($16.00).
(2) Generally, options included in this table are exercisable immediately upon grant; however, the Company retains a right to repurchase shares subject to such options at the exercise price in the event the employee becomes no longer employed by the Company. Such right of repurchase lapses over a designated period of the recipient's service to the Company. The shares listed in the columns labeled "unexercisable" are shares subject to the Company's right of repurchase.

DIRECTOR COMPENSATION

  The Company pays each non-employee director a consulting fee for serving as a director of the Company. During the fiscal year ended December 31, 1996, the Company paid consulting fees of $10,000 to each of Messrs. Faris and Morgan in consideration of their services as directors of the Company and $22,000 to Dr. Thomas in consideration of his services as a director and a consultant to the Company.

  The Company also grants non-employee directors stock options under its 1990 Director Stock Option Plan (the "1990 Director Plan"). Under the 1990 Director Plan, each non-employee director of the Company is entitled to receive an automatic nondiscretionary initial grant of nonqualified stock options ("NQO") to purchase 25,000 shares of Common Stock. Each eligible director receives, in each calendar year, an automatic nondiscretionary grant of NQOs to purchase an additional 5,000 shares of Common Stock on the third business day following the release to the public of the Company's annual financial results; provided, however, that a one-time grant of options to purchase 12,500 shares rather than 5,000 shares was made in 1992 for eligible incumbent non-employee directors and will be made to eligible newly elected non-employee directors on the date of the first annual grant date following his or her election to the Board. In addition, each non-employee director who was a director on January 1, 1992 received a special one-time grant, on March 8, 1996, of options to purchase 12,500 shares. On March 8, 1996, and on each annual grant date thereafter, each eligible director who is a member of a committee of the Board shall receive a grant of options to purchase 2,500 shares. The exercise price for shares subject to stock options granted under the 1990 Director Plan is equal to the fair market value on the grant date. Stock options granted before March 8, 1996 are exercisable immediately. Each initial grant of 25,000 options granted on or after March 8, 1996 shall become exercisable with respect to 1/16th of the number of shares covered by such option for each three month period that elapses after the date of grant, so that such option shall be fully exercisable on the fourth anniversary of the date of grant. Each annual grant granted on or after March 8, 1996 shall become exercisable with respect to 1/4 of the number of shares covered by such option for each three month period that elapses after the date of grant, so that such option shall be fully exercisable on the first anniversary of the date such option was granted. The right to exercise any option generally expires upon the earlier of ten years from the date of grant or one year after a non-employee director's termination as a non-employee director.

EMPLOYMENT AND SEVERANCE AGREEMENTS

  The Company is party to employment agreements with Ms. Davenport, a founder of the Company, Dr. Henderson and Mr. Minick. The agreement with Ms. Davenport provides for an automatically renewable one-year term of employment terminable by either party upon 90 days' notice prior to the end of each term. The agreements with Dr. Henderson and Mr. Minick each have a ten-year term and provide that if such officer is terminated either without cause or upon a change in control of the Company, he will receive compensation equal to 18 months of his then current base salary if the termination occurs prior to June 27, 1996 or 12 months of his then current base salary if the termination occurs thereafter. Dr. Henderson's current base salary is $305,000. Mr. Minick's current base salary is $250,000.

  Mr. Joseph Limber resigned as Executive Vice President of the Company effective April 30, 1996, but continued to work with the Company as a consultant from April 1, 1996 to August 15, 1996. The Company paid Mr. Limber a consulting fee of $14,583.33 per month during the term of such arrangement and forgave a loan balance of $15,000 and related interest payments.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

  During 1996, management compensation issues generally were reviewed and approved by the Compensation and Plan Committee, which was composed of Mr. Faris, Mr. Morgan and Dr. Thomas, all of whom are non-employee directors. The function of the Committee is to review and recommend to the Board management compensation and to administer the Company's stock option plans. During fiscal 1996, no executive officer of the Company served on the board of directors or compensation committee of another company that had an executive officer serve on the Company's Board of Directors or its Compensation and Plan Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth information regarding the Company's outstanding shares of Common Stock beneficially owned as of December 31, 1996 by: (i) each person who, to the best knowledge of the Company, beneficially owns more than five percent of the outstanding Common Stock; (ii) all directors; (iii) the Named Officers; and (iv) all directors and officers as a group. The information relating to ownership of shares is based upon information furnished to the Company. The Company believes that the beneficial owners of the Common Stock, based on information supplied by such owners, have sole investment and voting power with respect to the shares of Common Stock shown as being beneficially owned by them, except as otherwise set forth in the footnotes to the table.

                                                                         PERCENT
                                                            NUMBER OF      OF
                     NAME AND ADDRESS                       SHARES(1)     CLASS
                     ----------------                       ---------    -------
Amerindo Investment Advisors, Inc. ........................ 1,926,786(2)   6.5%
 One Embarcadero Center, Suite 2300
 San Francisco, CA 94111
Morgan Investment Corporation.............................. 1,500,000(3)   5.1%
 902 Market Street
 Wilmington, DE 19801
FMR Corp. ................................................. 1,823,900(4)   6.1%
 82 Devonshire Street
 Boston, MA 02109
Bruce R. Cohen.............................................    11,431        *
Robert G. Faris............................................    66,941        *
I. Craig Henderson, M.D....................................   200,000        *
Richard C.E. Morgan........................................   643,065(5)   2.2%
L. Scott Minick............................................   113,880        *
Edward Schnipper, M.D......................................       100        *
E. Donnall Thomas, M.D.....................................    44,375        *
Joseph J. Vallner, Ph.D....................................    77,389        *
All directors and executive officers as a group
 (15 persons).............................................. 1,610,416      5.3%

--------
* Less than 1%

(1) Includes shares subject to warrants or options exercisable and not subject to a right of repurchase within 60 days after December 31, 1996 as if such shares were outstanding on December 31, 1996 and assumes that no other person has exercised any outstanding warrants or options.
(2) According to Schedule 13D filed by Amerindo Investment Advisors, Inc., a California corporation, Amerindo Advisors (U.K.) Limited, Amerindo Investment Advisors, Inc., a Panama corporation, Alberto W. Vilar and Gary
    A. Tanaka, all parties have shared voting and dispositive power with respect to the shares listed in the table, and all parties disclaim beneficial ownership of the shares listed in the table.

(3) According to Schedule 13D filed by J.P. Morgan & Co., Incorporated, Morgan Investment Corporation and J.P. Morgan Holdings, Inc. all parties have shared voting and dispositive power with respect to the shares listed in the table.
(4) According to Schedule 13D filed by FMR Corp., Edward C. Johnson 3d and Abigail P. Johnson, Edward C. Johnson 3d and FMR Corp. through its control of Fidelity Management and Research Company each have sole power to dispose of 1,756,800 shares. Fidelity Management Trust Company is the beneficial owner of 67,100 shares, over which Edward C. Johnson 3d and FMR Corp., through its control of Fidelity Management Trust Company, have sole voting and dispositive power.

(5) Includes 591,815 shares held by Wolfensohn Associates, L.P. Mr. Morgan is a general partner of the general partner of Wolfensohn Associates, L.P. and therefore may be deemed to beneficially own such shares. Mr. Morgan disclaims beneficial ownership of such shares. Mr. Morgan shares voting and dispositive control of such shares with the other general partners of the general partner of Wolfensohn Associates, L.P.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  On October 5, 1993, the Company agreed to make an unsecured loan of $60,000 to Joseph Vallner, Vice President for Research and Development, to facilitate his purchase of a new residence. The loan has a term of five years and accrues interest at the prime rate, as published by the Wall Street Journal, plus 1%. On each annual anniversary of the loan take-down date, 20% of the loan principal will be forgiven by the Company provided Mr. Vallner remains a full-time employee of the Company through the anniversary. On October 6, 1995, the Company agreed to make an unsecured loan of $120,000 to Dr. Gurwith, Vice President and Associate Medical Director, to facilitate his purchase of a new residence. The loan has a term of five years and accrues interest at 8.75%. On January 2 of each year of the loan take-down date, 20% of the loan principal will be forgiven by the Company provided that Dr. Gurwith remains a full-time employee of the Company through January 2, 2000. In the event of involuntary termination of Dr. Gurwith's other than for cause, the loan shall be forgiven in its entirety.

                                    PART IV

ITEM 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) 1. AND 2. FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

  The following documents appear in Item 8 to this Annual Report on Form 10-K and are filed as part hereof.

                                                                           PAGE
                                                                           ----
Report of Ernst & Young LLP, Independent Auditors.........................  37
Balance Sheets at December 31, 1996 and 1995..............................  38
Statements of Operations for the years ended December 31, 1996, 1995 and
 1994.....................................................................  39
Statement of Stockholders' Equity for the years ended December 31, 1996,
 1995 and 1994............................................................  40
Statements of Cash Flows for the years ended December 31, 1996, 1995 and
 1994.....................................................................  41
Notes to Financial Statements.............................................  42
Schedule II--Valuation and Qualifying Accounts............................  51

  All other schedules are omitted because they are not required or the required information is included in the financial statements or notes thereto.

3. EXHIBITS:

   3.1      Certificate of Incorporation of the Company, as amended (1)
   3.2      By-Laws (2)
  10.1*     1982 Employee Stock Option Plan (As Amended) (3)
  10.1.1*   1987 Employee Stock Option Plan (4)
  10.1.2*   1987 Consultant Stock Option Plan (4)
  10.1.4*   Employee Stock Purchase Plan (4)
  10.1.5*   401(k) Plan and Adoption Agreement for 401(k) Plan (3)
  10.1.6*   LTI Flex Elect Section 125 Cafeteria Plan (3)
  10.1.7*   1990 Director Stock Option Plan (4)

  10.2.1    Lease Agreement between Lincoln Menlo IV & V Associates Limited and the
             Company dated February 13, 1996 and 960 and 978 Hamilton Court, Menlo Park,
             California. (5)
  10.2.2    Lease Agreement between Lincoln Menlo IV & V Associates Limited and the
             Company dated February 13, 1996 for 1050, 1080 and 1098 Hamilton Court,
             Menlo Park, California. (5)
  10.2.3    Lease Agreement between Lincoln Menlo III Associates Limited and the Company dated May 1, 1995 for 1180 Hamilton Court, Menlo Park, California. (5)
  10.2.4    Lease Agreement between Lincoln Menlo VI and the Company dated February 1,
             1996 for 1360 Willow Road, Menlo Park, California. (5)
  10.4*     Employment Agreement dated as of June 30, 1983, between the Company and
             Sally A. Davenport (2)
  10.5      Forms of Confidentiality Agreements entered into by Employees, Consultants and Advisors of the Company (2)
  10.12     Common Stock and Warrant Purchase agreement between the Company and David
             Blech dated as of January 25, 1990 (6)
  10.14**   Agreement between Zeneca Limited and the Company relating to "Amphocil"
             dated August 12, 1993, as amended as of March 1, 1994 and July 12, 1994 (7)
  10.15**   Manufacturing and Supply Agreement between Ben Venue Laboratories, Inc.
             ("Ben Venue") and the Company relating to DOXIL dated January 1, 1993 (7)
  10.16**   Manufacturing and Supply Agreement between Ben Venue and the Company relating to AMPHOCIL dated January 1, 1993 (7)
  10.17**   Supply Agreement between Meiji Seika Pharma International LTD and the
             Company relating to Doxorubicin Hydrochloride, USP dated September 27, 1994
             (7)
  10.18**   Supply Agreement between A.L. Laboratories and the Company relating to
             Amphotericin B, USP dated February 15, 1994 (7)
  10.20     Employment Agreement between the Company and I. Craig Henderson dated June
             26, 1995 (8)
  10.21     Employment Agreement between the Company and L. Scott Minick dated June 26,
             1995 (8)
  10.22**   Distribution Agreement between Schering-Plough Ltd. and the Company dated
             August 29, 1996 (9)
  23        Consent of Independent Auditors
  24        Power of Attorney See page 64
  27        Financial Data Schedule

--------
 * Management or Compensatory plan or arrangement.
** Confidential treatment requested

(1) Filed as an Exhibit with corresponding Exhibit Number to the Company's Registration Statement on Form S-3 filed on February 6, 1997 (File No. 333-21235) and incorporated herein by reference.

(2) Filed as an Exhibit with corresponding Exhibit Number to the Company's Registration Statement on Form S-1 (File No. 33-13332) and incorporated herein by reference.

(3) Filed as an Exhibit with corresponding Exhibit Number to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1988 and incorporated herein by reference.

(4) Filed as an Exhibit with corresponding Exhibit Number to the Company's Annual Report on Form 10-K for the fiscal years ended December 31, 1995 and incorporated herein by reference.

(5) Filed as an Exhibit with corresponding Exhibit Number to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1996 and incorporated herein by reference.

(6) Filed as an Exhibit with corresponding Exhibit Number to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 and incorporated herein by reference.

(7) Filed as an Exhibit with corresponding Exhibit Number to the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 1994 and incorporated herein by reference.

(8) Filed as an Exhibit with corresponding Exhibit Number to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1995 and incorporated herein by reference.

(a) Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q, as amended, for the fiscal quarter ended September 30, 1996 and incorporated herein by reference.

(B) REPORTS ON FORM 8-K.

  No reports on Form 8-K were filed during the quarter ended December 31, 1996.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SEQUUS Pharmaceuticals, Inc.

Date: February 5, 1997                    By: /s/ I. Craig Henderson
                                            ___________________________________
                                                I. Craig Henderson
                                                Chief Executive Officer

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

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----


     /s/ I. Craig Henderson          Chairman of the Board, Chief   February 5, 1997
____________________________________ Executive Officer
  I. Craig Henderson, M.D., F.A.C.P.


       /s/ L. Scott Minick           President, Chief Operating     February 5, 1997
____________________________________ Officer
          L. Scott Minick


      /s/ Donald J. Stewart          Vice President, Finance and    February 5, 1997
____________________________________ Treasurer (Principal
         Donald J. Stewart           Financial officer)


       /s/ Robert G. Faris           Director                       February 5, 1997
____________________________________
          Robert G. Faris


     /s/ Richard C.E. Morgan         Director                       February 5, 1997
____________________________________
        Richard C.E. Morgan


      /s/ E. Donnall Thomas          Director                       February 5, 1997
____________________________________
      E. Donnall Thomas, M.D.