Form 10-Q/A
period 1996-09-30
SEQUUS PHARMACEUTICALS INC
filed 1997-03-12
CIK 812444

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION


                            Washington, D.C. 20549

                                  FORM 10-Q/A
                                Amendment No. 1

                                  (mark one)


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                                      OR

                [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________________ to _________________

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

Item 6 is hereby amended and restated in its entirety as follows:

ITEM 6.

Exhibits and Reports on Form 8-K

(a)   Exhibits:

10 Distribution Agreement Between Schering-Plough Ltd. and SEQUUS Pharmaceuticals, Inc. (1)

27          Financial Data Schedule (2)

(b) Reports on Form 8-K. During the three months ended September 30, 1996, no reports on Form 8-K were filed.


--------------

(1) The Registrant has requested confidential treatment of certain portions of this agreement. Portions of the agreement for which confidential treatment has been requested have been filed separately with the Securities and Exchange Commission.

(2) Previously filed with the Company's Quarterly Report on Form 10-Q filed November 14, 1996.

                                  SIGNATURES

Pursuant to the requirements of the Securites Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      SEQUUS PHARMACEUTICALS, INC.
                                      ----------------------------
                                             (Registrant)

Date: March 12, 1997                  By: /s/ Donald J. Stewart
                                          -----------------------
                                          Donald J. Stewart
                                          Vice President, Finance
                                            (Principal Accounting Officer)