Form 10-K/A
period 1996-12-31
SEQUUS PHARMACEUTICALS INC
filed 1997-03-13
CIK 812444

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ----------------

                                FORM 10-K/A

                              AMENDMENT NO. 1

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

                               ----------------

                          SEQUUS PHARMACEUTICALS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                               ----------------

                    DELAWARE                         94-3031834
(STATE OR OTHER JURISDICTION OF INCORPORATION OR
                  ORGANIZATION)
                                        (I.R.S. EMPLOYER IDENTIFICATION NO.)

       960 HAMILTON COURT, MENLO PARK, CA               94025
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)         (ZIP CODE)

       Registrant's telephone number, including area code: (415) 323-9011

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:
                        Common Stock, $0.0001 Par Value
                                (Title of Class)

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock on the Nasdaq National Market on December 31, 1996, was $462,883,424. Solely for the purposes of this calculation, each officer and director of the registrant is deemed to be an affiliate.

  The number of shares of Common Stock outstanding as of December 31, 1996 was 29,660,319.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
 Item  1. BUSINESS.......................................................     2
 Item  2. PROPERTIES.....................................................    29
 Item  3. LEGAL PROCEEDINGS..............................................    29
 Item  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............    29
 Item  5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS.......................................................    30
 Item  6. SELECTED FINANCIAL DATA........................................    31
 Item  7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS.........................................    32
 Item  8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................    37
 Item  9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE..........................................    53
 Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............    54
 Item 11. EXECUTIVE COMPENSATION.........................................    57
 Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.    60
 Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................    61
 Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
           ON FORM 8-K...................................................    61

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

  The pivotal trial used by SEQUUS to support the New Drug Application ("NDA") for refractory KS included 383 patients treated with DOXIL as single-agent therapy at a dose of 20 mg/m/2/ every three weeks. A subset of 77 patients with advanced KS, 49 of whom had received prior doxorubicin therapy, were identified as refractory. The tumor responses in this group of refractory patients were 27% or 48%, depending on the method of assessment used. Based on the FDA's review and assessment of 42 of the 77 refractory patients, 48% achieved a response (primarily based on flattening of at least 50% of the previously raised lesions), 26% had stable disease, and 26% had disease progression. The Company also included in the NDA safety data on 705 patients, which showed that DOXIL was generally well tolerated with manageable side effects.

  In June 1996, the Company received marketing authorization for DOXIL under the tradename CAELYX in the 15 member states of the EU for both first-line and second-line treatment of KS in patients with low CD4 counts and extensive mucocutaneous (skin and mucous membrane) or visceral disease. The drug may be used as first-line systemic chemotherapy, or as second-line chemotherapy, in KS patients with disease that has progressed with, or in patients who are intolerant to, prior combination chemotherapy comprising at least two of the following agents: a Vinca alkaloid, bleomycin, and doxorubicin (or other anthracycline). In September 1996, the Company announced that it had entered into a distribution agreement with Schering-Plough under which Schering-Plough is marketing and selling CAELYX worldwide, except for the United States, Japan and certain other countries. Schering-Plough is conducting pricing discussions with the appropriate agencies in those European countries where pricing approval is required. The EU countries covered by the marketing authorization are Austria, Belgium, Denmark, Finland, France, Germany, Greece, Ireland, Italy, Luxembourg, the Netherlands, Portugal, Spain, Sweden, and the United Kingdom. In March 1997, the Company announced that Schering-Plough commenced the sale of CAELYX in the United Kingdom and Germany. See "-- DOXIL for Treating Solid Tumors."

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

  AMPHOTEC, known internationally as AMPHOCIL, is also available in 19 countries outside of the United States for the treatment of aspergillosis, candidiasis and other systemic fungal infections in patients who are refractory to or intolerant of amphotericin B. AMPHOCIL is available in Argentina, Austria, Brazil, the Czech Republic, Denmark, Finland, Iceland, Ireland, Israel, Italy, the Netherlands, Portugal, Russia, Singapore, Slovakia, Slovenia, Sweden, Turkey and the United Kingdom. The Company has entered into distribution agreements covering a number of these countries and intends to pursue distribution arrangements with other strategic partners for other territories in which it has obtained or is currently pursuing marketing authorization. To date, the Company has only experienced limited sales of AMPHOCIL in Europe. Marketing Authorization Applications ("MAAs"), the European equivalent of a New Drug Application ("NDA"), for AMPHOCIL are under assessment in a number of countries, including other European countries, except in Norway and Germany, where the MAA has been withdrawn and in France, Spain, Greece and Luxembourg where the MAA, reviewed in September 1995, was not approved. The Company and its distribution partners will continue to work with certain of the non-approving countries to meet their requirements for approval, if possible. If approvals are received, SEQUUS and its distribution partners intend to negotiate pricing in each of these countries, which the Company believes will take up to six to 12 months following marketing approval. There can be no assurance that marketing approval will be received for AMPHOCIL in any of these countries. See "-- Strategic Alliances" and "-- Government Regulation."

 Results of AMPHOTEC Clinical Trials

  The Company is pursuing the further clinical development of AMPHOTEC for a variety of life-threatening fungal infections. The clinical results reported are preliminary and may not be indicative of results that may be obtained in additional clinical trials. There can be no assurance that the Company will submit additional supplemental NDAs based on the following clinical data or future clinical data, or that, if submitted, any supplemental NDA will be approved.

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

  Fever of Unknown Origin (Febrile Neutropenia). Data from a single double-blind, randomized multi-center clinical trial comparing AMPHOTEC with conventional amphotericin B in the empiric treatment of 213 febrile neutropenic patients indicate that AMPHOTEC was equally effective and significantly less toxic to the kidney, as compared to conventional amphotericin B, the standard therapy, in treating this patient population. The data also showed that AMPHOTEC had a renal safety advantage over amphotericin B when used in conjunction with common anti-rejection therapy (cyclosporine or tacrolimus) in both adults and children. This is clinically important because cyclosporine and tacrolimus are known to have renal toxicity and are widely used in transplant patients, a group which is at substantial risk of developing life threatening fungal infections. The Company is currently conducting a Phase III clinical trial in patients with febrile neutropenia, comparing AMPHOTEC with amphotericin B. The Company submitted a supplemental NDA with the FDA in December 1996 to expand AMPHOTEC's indication to include empiric treatment of neutropenic patients with fever due to possible fungal infection. The application was accepted for filing by the FDA on February 21, 1997. The FDA has assigned priority review status to this application which under the Prescription Drug User Fee Act means that the FDA will issue a response to the application within six months of the filing date. The FDA's Anti-Viral Drug Advisory Committee ("ADAC") has tentatively scheduled a review of this application on April 14, 1997. There can be no assurance that the review will occur as scheduled, if at all, that ADAC will not recommend against approval of AMPHOTEC for this indication or request the Company to conduct additional studies, or, if approval is recommended, that the FDA will accept this recommendation.

  On-Going Clinical Studies. The Company is conducting an extensive clinical development program for AMPHOTEC, including a Phase III double blind study in patients with aspergillosis comparing AMPHOTEC with amphotericin B and a Phase III trial in FUO. There can be no assurance that the Company will complete any of the clinical trials currently in progress, that the results of such trials, if completed, will demonstrate the safety and efficacy of AMPHOTEC in treating other fungal diseases, or that any additional supplemental NDAs filed by the Company will be accepted or approved by the FDA.

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

  Outside of the United States, the Company's strategy is to establish marketing and distribution agreements with pharmaceutical companies, agents or distributors. Pursuant to this strategy, the Company has entered into a distribution agreement with Schering-Plough for the distribution of CAELYX in most major markets outside the United States (except Japan) and has entered into distribution agreements with a number of corporate partners, agents and distributors, including Zeneca and Bayer, covering the marketing and distribution of AMPHOCIL in various international markets. The Company's future sales of CAELYX and AMPHOCIL outside of the United States will depend to a large extent on the marketing efforts of its distribution partners, the continuation of the distribution arrangements, market acceptance of products, availability of third party reimbursement, as well as the timing of additional approvals, including pricing approvals, in other countries, if any. Schering-Plough has the right to terminate the agreement with the Company at any time if certain clinical results relating to CAELYX are not achieved, if certain adverse events occur regarding patent matters and in certain other circumstances. If Schering-Plough or any other distributor were to terminate its agreement with the Company or be unsuccessful in meeting its sales objectives, the Company's business, financial condition and results of operations could be materially adversely affected. There can be no assurance that the Company will be able to successfully market its products through its direct sales force, partners, agents, or at all. See "-- Strategic Alliances" and "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview."

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

  Schering-Plough

  In September 1996, SEQUUS announced it entered into a distribution agreement with Schering-Plough. Under the agreement, Schering-Plough has obtained exclusive rights to distribute, market and sell CAELYX worldwide, except for the United States, Japan and certain other countries. Under the terms of the agreement, SEQUUS will receive payments for product sales to Schering-Plough. In addition, SEQUUS and Schering-Plough will jointly develop a worldwide clinical plan for investigating the use of CAELYX in the treatment of solid tumors. Each party will undertake clinical trials in specific indications, coordinated by a joint development team. As part of the agreement, Schering-Plough will conduct certain clinical trials for oncology indications, will apply for regulatory approval in the Schering-Plough territories for all new indications, and will assist with pharmacoeconomic studies. The agreement expires in December 2010. The agreement is subject to termination by Schering-Plough at any time if certain clinical results are not achieved relating to the development of CAELYX and in certain other circumstances. The agreement is also subject to termination by Schering-Plough if certain events occur regarding patent rights and ongoing patent proceedings which in Schering-Plough's reasonable judgment materially and adversely impact the development, manufacture, use or sale of CAELYX in the major European markets. Certain events which permit Schering-Plough to terminate the agreement are outside the control of the Company.

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

  There has been increasing litigation in the biomedical, biotechnology and pharmaceutical industries with respect to the manufacture, use and sale of new therapeutic products that are the subject of conflicting patent rights. A substantial number of patents relating to liposomes have been issued to, or are controlled by, other public and private entities, including academic institutions. In addition, others, including competitors of SEQUUS, have filed applications for, or have been issued patents or may obtain additional patents and proprietary rights relating to products or processes competitive with those of SEQUUS. The patent positions of pharmaceutical, biopharmaceutical, biotechnology and drug delivery companies, including SEQUUS, are uncertain and involve complex legal and factual issues. Additionally, the coverage claimed in a patent application can be significantly reduced before the patent is issued. As a consequence, the Company does not know whether any of its patent applications will result in the issuance of patents or whether any of the Company's existing patents will provide significant proprietary protection or will be circumvented or invalidated. Since patent applications in the United States are maintained in secrecy until patents issue, and since publication of discoveries in the scientific or patent literature often lag behind actual discoveries, the Company cannot be certain that it was the first inventor of inventions covered by its pending patent applications or that it was the first to file patent applications for such inventions. Moreover, the Company may have to participate in interference proceedings to determine priority of invention, which could result in substantial cost to the Company, even if the eventual outcome is favorable to the Company. There can be no assurance that any patents owned or controlled by the Company will protect SEQUUS against infringement litigation or afford commercially significant protection of the Company's technology. Almost none of the Company's patents has been tested in court to determine their validity and scope. Moreover, the patent laws of foreign countries differ from those of the United States and the degree of protection, if any, afforded by foreign patents may, therefore, be different.

  The Company has in the past been a party to litigation regarding intellectual property rights. In prior litigation in the Patents County Court in the U.K., a suit brought by NeXstar Pharmaceuticals, Inc. ("NeXstar") alleging that the Company's anticancer drug, DOXIL, infringes NeXstar's EPO Patent No. 0,179,444 was settled by the parties dropping their respective claims against one another. The U.K. Patent Court dismissed all claims in the case with prejudice.

  The Company has a practice of monitoring patents and other developments in the liposome field. To the extent that the Company becomes aware of patents of other parties which the Company's processes or products might infringe, it is the Company's practice to seek review of such patents by the Company's patent counsel. With respect to DOXIL, the Company is aware of United States Patent No. 5,077,056 (the "056 Patent") of The Liposome Company ("TLC") relating to the loading of therapeutic drugs into liposomes. The Company's patent counsel has rendered an opinion that DOXIL would not infringe any valid claim of this patent. International equivalent patents to the 056 Patent issued to TLC are now undergoing opposition proceedings in the European and Japanese patent offices and the Company is party to such proceedings. Adverse results in such opposition proceedings could have a material adverse effect on the Company's business, financial condition and results of operations. The Company is also aware of recently issued United States Patent No. 5,562,925 (the "925 Patent") covering therapeutic cisplatin compositions held by Research Corporation Technologies Inc., which the Company believes has been licensed exclusively to Bristol-Myers Squibb Company ("Bristol-Myers"). The Company's patent counsel has rendered an opinion that its STEALTH cisplatin formulation would not infringe any valid claims of the 925 Patent. The Company is also aware of TLC's United States Patent
No. 5,008,050 relating to reducing liposome size by extrusion, and NeXstar's United States Patent No. 5,435,989 relating to targeting of liposomes to solid tumors. The Company's patent counsel has rendered an opinion that DOXIL would not infringe any valid claim of either of these patents. The Company is also aware of United States Patent Nos. 4,426,330 and 4,534,899 assigned to Lipid Specialties, Inc., relating to conjugates of phospholipids and polyethyleneglycol. The Company's patent counsel has rendered an opinion that DOXIL would not infringe any valid claims of these patents.

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

  Even if the Company's patent counsel renders advice that the Company's products do not infringe any valid claim under such patents, there can be no assurance that any third party will not commence litigation to enforce such patents. The Company has been required to defend itself in patent litigation in the past and the uncertainties inherent in any other lawsuit that may be commenced in the future with respect to any alleged patent infringement by the Company make the outcome of any such litigation difficult to predict. If another Company were to successfully bring legal actions against the Company claiming patent or other intellectual property right infringements, in addition to any liability for damages, the Company could be enjoined by a court from selling such product or processes or might be required to obtain a license to manufacture or sell the affected product or process. There can be no assurance that the Company would prevail in any such action or that the Company could obtain any license required under such patent on acceptable terms, if at all. Any litigation, whether or not resolved in favor of the Company, could be expensive and time-consuming, could consume substantial management resources, could have a material adverse effect on the Company's distribution arrangements and could otherwise have a material adverse effect on the Company's business, financial condition and results of operations.

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

  In September 1996, the Company announced an exclusive arrangement with Schering-Plough under which Schering-Plough has rights to market and sell DOXIL worldwide, under the tradename CAELYX, except for the United States, Japan and certain other countries. The Company has also entered into distribution agreements with a number of corporate partners covering the marketing and distribution of AMPHOCIL in various international markets. The Company's future sales of CAELYX and AMPHOCIL outside of the United States will depend upon the success of marketing efforts by Schering-Plough and other distribution partners, the continuation of existing distribution arrangements, market acceptance of the products, availability of third-party reimbursement, as well as the timing of additional approvals, including pricing approvals, in other countries, if any. Schering-Plough has the right to terminate the agreement with the Company at any time if certain clinical results relating to CAELYX are not achieved, if certain adverse events occur regarding patent matters and in certain other circumstances. If Schering-Plough or any other distributor were to terminate its agreement with the Company or be unsuccessful in meeting its sales objectives, the Company's business, financial condition and results of operations could be materially adversely affected. There can be no assurance that the Company will be able to successfully market its products through its sales team, partners, agents or at all. See "Business -- Marketing and Sales", "-- Strategic Alliances" and "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

  The rate of completion of the Company's clinical trials is dependent upon, among other factors, the rate of patient enrollment. The Company is dependent on third parties including hospitals and physicians to conduct the clinical trials. In addition, the Company is reliant on Schering-Plough to conduct certain clinical trials for the use of DOXIL in treatment of solid tumors. There is substantial competition to enroll patients in clinical trials for oncology products. Delays in planned patient enrollment can result in increased costs and delays. If the Company is unable to successfully complete its clinical trials, its business, financial condition and results of operations could be materially adversely affected. See "Business -- Products and Products Under Development," "-- Strategic Alliances" and "-- Government Regulation."

UNCERTAINTY OF FUTURE FINANCIAL RESULTS; FLUCTUATIONS IN OPERATING RESULTS

  The Company's quarterly operating results depend upon a variety of factors, including the price, volume and timing of sales of the Company's approved products; variations in payments under collaborative agreements, including royalties, fees and other contract revenues; the availability of third-party reimbursement; and the regulatory approvals of new products, or expanded labeling of existing products. The Company's quarterly operating results may also fluctuate significantly depending on other factors, including the timing of the expansion of clinical trials for DOXIL and AMPHOTEC and the level of clinical trials for SP1-077; changes in the Company's level of research and development; changes in manufacturing capabilities; and variations in gross margins of the Company's products which may be caused by cost increases from third-party manufacturers, availability and cost of raw materials, competitive pricing pressures and the mix between product sales in the United States and sales to the Company's international marketing partners. In addition, sales of a product in any given period, including the quarter in which a new product is initially introduced to the market, may include a significant amount of orders for inventory by distributors and wholesalers and may not necessarily be indicative of actual demand for that product by physicians and patients. There can be no assurance that distributors or wholesalers will be able to forecast demand for product accurately. Fluctuations in operating results will occur to the extent that demand by physicians and patients does not meet distributors' or wholesalers' expectations. The Company expects quarter to quarter fluctuations to continue in the future. In addition, the Company expects operating expenses to increase in 1997, and there can be no assurance that the Company's revenues will not decline or that the Company will ever achieve profitability. See "Item 7-- Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

UNCERTAINTIES REGARDING PATENTS AND TRADE SECRETS

  There has been increasing litigation in the biomedical, biotechnology and pharmaceutical industries with respect to the manufacture, use and sale of new therapeutic products that are the subject of conflicting patent rights. A substantial number of patents relating to liposomes have been issued to, or are controlled by, other public and private entities, including academic institutions. In addition, others, including competitors of SEQUUS, have filed applications for, or have been issued patents or may obtain additional patents and proprietary rights relating to products or processes competitive with those of SEQUUS. The patent positions of pharmaceutical, biopharmaceutical, biotechnology and drug delivery companies, including SEQUUS, are uncertain and involve complex legal and factual issues. Additionally, the coverage claimed in a patent application can be significantly reduced before the patent is issued. As a consequence, the Company does not know whether any of its patent applications will result in the issuance of patents or whether any of the Company's existing patents will provide significant proprietary protection or will be circumvented or invalidated. Since patent applications in the United States are maintained in secrecy until patents issue, and since publication of discoveries in the scientific or patent literature often lag behind actual discoveries, the Company cannot be certain that it was the first inventor of inventions covered by its pending patent applications or that it was the first to file patent applications for such inventions. Moreover, the Company may have to participate in interference proceedings to determine priority of invention, which could result in substantial cost to the Company, even if the eventual outcome is favorable to the Company. There can be no assurance that any patents owned or controlled by the Company will protect SEQUUS against infringement litigation or afford commercially significant protection of the Company's technology. Almost none of the Company's patents has been tested in court to determine their validity and scope. Moreover, the patent laws of foreign countries differ from those of the United States and the degree of protection, if any, afforded by foreign patents may therefore be different.

  The Company has in the past been a party to litigation regarding intellectual property rights. In prior litigation in the Patents County Court in the U.K., a suit brought by NeXstar alleging that the Company's anticancer drug, DOXIL, infringes NeXstar's EPO Patent No. 0,179,444 was settled by the parties dropping their respective claims against one another. The U.K. Patent Court dismissed all claims in the case with prejudice.

  The Company has a practice of monitoring patents and other developments in the liposome field. To the extent that the Company becomes aware of patents of other parties which the Company's processes or products might infringe, it is the Company's practice to seek review of such patents by the Company's patent counsel. With respect to DOXIL, SEQUUS is aware of TLC's United States Patent No. 5,077,056 (the "056 Patent") relating to the loading of therapeutic drugs into liposomes. The Company's patent counsel has rendered an opinion that DOXIL would not infringe any valid claim of this patent. International equivalent patents to the 056 Patent issued to TLC are now undergoing opposition proceedings in the European and Japanese patent offices and the Company is party to such proceedings. Adverse results in such opposition proceedings could have a material adverse effect on the Company's business, financial condition and results of operations. The Company is also aware of recently issued United States Patent No. 5,562,925 (the "925 Patent") covering therapeutic cisplatin compositions held by Research Corporation Technologies Inc., which the Company believes has been licensed exclusively to Bristol-Myers. The Company's patent counsel has rendered an opinion that its STEALTH cisplatin formulation would not infringe any valid claims of the 925 Patent. The Company is also aware of TLC's United States Patent No. 5,008,050 relating to reducing liposome size by extrusion, and NeXstar's United States Patent No. 5,435,989 relating to targeting of liposomes to solid tumors. The Company's patent counsel has rendered an opinion that DOXIL would not infringe any valid claim of either of these patents. The Company is also aware of United States Patent Nos. 4,426,330 and 4,534,899 assigned to Lipid Specialties, Inc., relating to conjugates of phospholipids and polyethyleneglycol. The Company's patent counsel has rendered an opinion that DOXIL would not infringe any valid claims of these patents.

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

  Even if the Company's patent counsel renders advice that the Company's products do not infringe any valid claim under such patents, there can be no assurance that any third party will not commence litigation to enforce such patents. The Company has been required to defend itself in patent litigation in the past and uncertainties inherent in any other lawsuit that may be commenced in the future with respect to any alleged patent infringement by the Company make the outcome of any such litigation difficult to predict. If another company were to successfully bring legal actions against the Company claiming patent or other intellectual property right infringements, in addition to any liability for damages, the Company could be enjoined by a court from selling such products or processes or might be required to obtain a license to manufacture or sell the affected product or process. There can be no assurance that the Company would prevail in any such action or that the Company could obtain any license required under any such patent on acceptable terms, if at all. Any litigation, whether or not resolved in favor of the Company, could be expensive and time-consuming, could consume substantial management resources, could have a material adverse effect on the Company's product distribution arrangements and could otherwise have a material adverse effect on the Company's business, financial condition and results of operations.

  The Company relies on unpatented trade secrets and proprietary know-how to protect certain aspects of its production and other technologies. Although SEQUUS has entered into confidentiality agreements with its employees, consultants, representatives and other business associates, there can be no assurance that trade secrets and know-how will remain undisclosed or that similar trade secrets or know-how will not be independently developed by others. See "Business -- Strategic Alliances" and "-- Patents and Trade Secrets."

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

  The Company recognizes product sales upon shipment of product to its marketing partners internationally and to its customers in the United States. Historically, sales revenue recorded under the Zeneca agreement has fluctuated quarter to quarter depending on the number of shipments in each quarter. The Company's quarterly operating results depend upon a variety of factors, including the price, volume and timing of sales of the Company's approved products; variations in payments under collaborative agreements, including royalties, fees and other contract revenues; the availability of third-party reimbursement; and the regulatory approvals of new products, or expanded labeling of existing products. The Company's quarterly operating results may also fluctuate significantly depending on other factors, including the timing of the expansion of clinical trials for DOXIL and AMPHOTEC and the level of clinical trials for SP1-077; changes in the Company's level of research and development; changes in manufacturing capabilities; and variations in gross margins of the Company's products which may be caused by cost increases from third-party manufacturers, availability and cost of raw materials, competitive pricing pressures and the mix between product sales in the United States and sales to the Company's international marketing partners. In addition, sales of a product in any given period, including the quarter in which a new product is initially introduced to the market, may include a significant amount of orders for inventory by distributors and wholesalers and may not necessarily be indicative of actual demand for that product by physicians and patients. There can be no assurance that distributors or wholesalers will be able to forecast demand for product accurately. Fluctuations in operating results will occur to the extent that demand by physicians and patients does not meet distributors' or wholesalers' expectations. The Company expects quarter to quarter fluctuations to continue in the future. In addition, the Company expects operating expenses to increase in 1997, and there can be no assurance that the Company's revenues will not decline or that the Company will ever achieve profitability.

  The Company has incurred losses in each year since its inception and has accumulated approximately $150.6 million in net losses through December 31, 1996, including a net loss of approximately $17.2 million in the fiscal year ended December 31, 1996. Although the Company and its marketing partners have commenced marketing DOXIL in the United States and certain international markets and AMPHOTEC in the United States and 19 other countries, there can be no assurance that revenues from product sales or other sources will be sufficient to fund operations or that the Company will achieve profitability or positive cash flow.

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

Years Ended December 31, 1995 and 1994

  Revenues

  Total revenues, of which the majority were product sales, were $2.0 million, during the year ended December 31, 1995 compared with $3.8 million recorded during the year ended December 31, 1994. DOXIL product sales represented 49% of total product sales in 1995 compared to 3% in 1994. For 1995, 41% of the Company's product sales represented sales of AMPHOCIL to Zeneca as compared to 91% for 1994. A significant portion of the 1994 and 1995 product sales reflect orders for inventory. Product sales declined during 1995 due primarily to the absence of AMPHOCIL shipments to Zeneca after the first quarter of 1995.

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

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Ernst & Young LLP, Independent Auditors..........................  38
Balance Sheets at December 31, 1996 and 1995...............................  39
Statements of Operations for the years ended December 31, 1996, 1995 and
 1994......................................................................  40
Statement of Stockholders' Equity for the years ended December 31, 1996,
 1995 and 1994.............................................................  41
Statements of Cash Flows for the years ended December 31, 1996, 1995 and
 1994......................................................................  42
Notes to Financial Statements..............................................  43

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

  The following is a summary of available-for-sale securities (in thousands):



                                                             GROSS
                                                           UNREALIZED   ESTIMATED
                                                AMORTIZED ------------   FAIR
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

  Activities under the above mentioned stock option plans are as follows (amounts in thousands, except per share information):

                                            OPTIONS OUTSTANDING
                            ------------------------------------------------
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

                         SEQUUS PHARMACEUTICALS, INC.

  The options outstanding at December 31, 1996 have been segregated into ranges for additional disclosure as follows (options amounts are recorded in thousands):

                                    OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                         ----------------------------------------- -----------------------------
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

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information with respect to the executive officers and directors of the Company as of January 31, 1997 is set forth below:

NAME                               AGE POSITION WITH THE COMPANY
----                               --- -------------------------

I. Craig Henderson, M.D. ........   55 Chairman of the Board and Chief Executive
                                       Officer
L. Scott Minick..................   45 President, Chief Operating Officer and Director
Edward F. Schnipper, M.D. .......   48 Senior Vice President and Medical Director
                                       Senior Vice President for Research and
Joseph J. Vallner, Ph.D. ........   50 Development
David A. DeLong..................   42 Vice President of Sales
Marc J. Gurwith, M.D., J.D. .....   57 Vice President and Associate Medical Director
Anthony A. Huang, Ph.D. .........   44 Vice President for Product Development
Francis J. Martin, Ph.D. ........   48 Vice President and Chief Scientific Officer
Sally A. Davenport...............   61 Secretary
Donald J. Stewart................   40 Vice President for Finance and Treasurer
Peter K. Working, Ph.D. .........   48 Vice President for Preclinical Research
Robert G. Faris(1)(2)............   58 Director
Richard C.E. Morgan(1)(2)........   52 Director
E. Donnall Thomas, M.D.(1)(2)....   76 Director

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

                       OPTION GRANTS IN LAST FISCAL YEAR

                               INDIVIDUAL GRANT
                         ----------------------------               POTENTIAL
                                 PERCENTAGE                      REALIZABLE VALUE
                                  OF TOTAL                       AT ASSUMED RATES
                                  OPTIONS                         OF STOCK PRICE
                                 GRANTED TO EXERCISE             APPRECIATION FOR
                         OPTIONS EMPLOYEES   OR BASE              OPTION TERM(3)
                         GRANTED IN FISCAL    PRICE   EXPIRATION -----------------
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

                                                                         PERCENT
                                                            NUMBER OF      OF
                     NAME AND ADDRESS                       SHARES(1)     CLASS
                     ----------------                       ---------    -------
Amerindo Investment Advisors, Inc. ........................ 1,926,786(2)   6.5%
 One Embarcadero Center, Suite 2300
 San Francisco, CA 94111
The Capital Group Companies. Inc. ......................... 1,870,720(3)   6.3%
 333 South Hope Street
 Los Angeles, CA 90071
Morgan Investment Corporation.............................. 1,500,000(4)   5.1%
 902 Market Street
 Wilmington, DE 19801
Bruce R. Cohen.............................................    11,431        *
Robert G. Faris............................................    66,941        *
I. Craig Henderson, M.D....................................   200,000        *
Richard C.E. Morgan........................................   643,065(5)   2.2%
L. Scott Minick............................................   113,880        *
Edward Schnipper, M.D......................................       100        *
E. Donnall Thomas, M.D.....................................    44,375        *
Joseph J. Vallner, Ph.D....................................    77,389        *
All directors and executive officers as a group
 (15 persons).............................................. 1,610,416      5.3%

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

(3) According to a Schedule 13G filed by The Capital Group Companies, Inc., that entity is the parent holding company of a group of investment management companies that hold investment power, and, in some cases, voting power over the shares listed in the table.

(4) According to Schedule 13D filed by J.P. Morgan & Co., Incorporated, Morgan Investment Corporation and J.P. Morgan Holdings, Inc. all parties have shared voting and dispositive power with respect to the shares listed in the table.

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

                                    PART IV

ITEM 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) 1. AND 2. FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

  The following documents appear in Item 8 to this Annual Report on Form 10-K and are filed as part hereof.

                                                                           PAGE
                                                                           ----
Report of Ernst & Young LLP, Independent Auditors.........................  38
Balance Sheets at December 31, 1996 and 1995..............................  39
Statements of Operations for the years ended December 31, 1996, 1995 and
 1994.....................................................................  40
Statement of Stockholders' Equity for the years ended December 31, 1996,
 1995 and 1994............................................................  41
Statements of Cash Flows for the years ended December 31, 1996, 1995 and
 1994.....................................................................  42
Notes to Financial Statements.............................................  43
Schedule II--Valuation and Qualifying Accounts............................  52

  All other schedules are omitted because they are not required or the required information is included in the financial statements or notes thereto.

3. EXHIBITS:

   3.1      Certificate of Incorporation of the Company, as amended (1)
   3.2      By-Laws (2)
  10.1*     1982 Employee Stock Option Plan (As Amended) (3)
  10.1.1*   1987 Employee Stock Option Plan (4)
  10.1.2*   1987 Consultant Stock Option Plan (4)
  10.1.4*   Employee Stock Purchase Plan (4)
  10.1.5*   401(k) Plan and Adoption Agreement for 401(k) Plan (3)
  10.1.6*   LTI Flex Elect Section 125 Cafeteria Plan (3)
  10.1.7*   1990 Director Stock Option Plan (4)
  10.2.1    Lease Agreement between Lincoln Menlo IV & V Associates Limited and the
             Company dated February 13, 1996 for 960 and 978 Hamilton Court, Menlo Park,
             California. (5)
  10.2.2    Lease Agreement between Lincoln Menlo IV & V Associates Limited and the
             Company dated February 13, 1996 for 1050, 1080 and 1098 Hamilton Court,
             Menlo Park, California. (5)
  10.2.3    Lease Agreement between Lincoln Menlo III Associates Limited and the Company dated May 1, 1995 for 1180 Hamilton Court, Menlo Park, California. (5)
  10.2.4    Lease Agreement between Lincoln Menlo VI and the Company dated February 1,
             1996 for 1360 Willow Road, Menlo Park, California. (5)
  10.4*     Employment Agreement dated as of June 30, 1983, between the Company and
             Sally A. Davenport (2)
  10.5      Forms of Confidentiality Agreements entered into by Employees, Consultants and Advisors of the Company (2)
  10.12     Common Stock and Warrant Purchase agreement between the Company and David
             Blech dated as of January 25, 1990 (6)
  10.14**   Agreement between Zeneca Limited and the Company relating to "Amphocil"
             dated August 12, 1993, as amended as of March 1, 1994 and July 12, 1994 (7)
  10.15**   Manufacturing and Supply Agreement between Ben Venue Laboratories, Inc.
             ("Ben Venue") and the Company relating to DOXIL dated January 1, 1993 (7)
  10.16**   Manufacturing and Supply Agreement between Ben Venue and the Company relating to AMPHOCIL dated January 1, 1993 (7)
  10.17**   Supply Agreement between Meiji Seika Pharma International LTD and the
             Company relating to Doxorubicin Hydrochloride, USP dated September 27, 1994
             (7)
  10.18**   Supply Agreement between A.L. Laboratories and the Company relating to
             Amphotericin B, USP dated February 15, 1994 (7)
  10.20     Employment Agreement between the Company and I. Craig Henderson dated June
             26, 1995 (8)
  10.21     Employment Agreement between the Company and L. Scott Minick dated June 26,
             1995 (8)
  10.22**   Distribution Agreement between Schering-Plough Ltd. and the Company dated
             August 29, 1996 (9)
  23+       Consent of Independent Auditors
  24+       Power of Attorney
  27+       Financial Data Schedule

--------
 * Management or Compensatory plan or arrangement.

** Confidential treatment requested.

+ Previously filed as an exhibit to the Annual Report on Form 10-K filed on February 6, 1997.

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

(9) Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q, as amended, for the fiscal quarter ended September 30, 1996 and incorporated herein by reference.

(B) REPORTS ON FORM 8-K.

  No reports on Form 8-K were filed during the quarter ended December 31, 1996.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: March 12, 1997
                                          SEQUUS Pharmaceuticals, Inc.

                                          By: /s/ Donald J. Stewart
                                              _______________________________
                                                Donald J. Stewart

                                                Vice President Finance and
                                                 Treasurer