Form 10-Q
period 1997-03-31
SEQUUS PHARMACEUTICALS INC
filed 1997-05-13
CIK 812444

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                       OR

             [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

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

                    960 Hamilton Court, Menlo Park, CA 94025
            --------------------------------------------------------
                    (Address of principal executive offices)

                                 (415) 323-9011
            --------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X       No
    -----        -----

As of April 30, 1997, the number of outstanding shares of the Company's common stock, par value $.0001, was 30,401,120.

                          SEQUUS PHARMACEUTICALS, INC.

                                      INDEX


PART I.       FINANCIAL INFORMATION                                                                        Page No.
                                                                                                           --------
     ITEM 1.      Condensed Financial Statements (unaudited)

                  Condensed Balance Sheets

                  March 31, 1997 and December 31, 1996...................................................    1

                  Condensed Statements of Operations for the

                  Three Months Ended March 31, 1997 and 1996.............................................    2

                  Condensed Statements of Cash Flows for the

                  Three Months Ended March 31, 1997 and 1996.............................................    3

                  Notes to Condensed Financial Statements ...............................................    4

     ITEM 2.      Management's Discussion and Analysis of

                  Financial Condition and Results of Operations...........................................   6


PART II. OTHER INFORMATION

     ITEM 6.      Exhibits and Reports on Form 8-K........................................................  19

     Signature............................................................................................  20

                          SEQUUS PHARMACEUTICALS, INC.
                            CONDENSED BALANCE SHEETS
                         (in thousands except par value)
                                   (unaudited)


                                                                             March 31,        December 31,
                                                                                1997              1996
                                                                          ---------------   -----------------
 ASSETS

 Current Assets:

   Cash and cash equivalents                                                 $    12,442        $      9,997
   Short-term marketable investments                                              19,056              22,949
   Trade accounts receivable                                                       4,462               8,972
   Inventories                                                                     6,538               5,697
   Prepaid expenses and other current assets                                       1,932               1,601
                                                                          ---------------   -----------------
                  Total Current Assets                                            44,430              49,216

   Equipment and improvements, net                                                 5,832               5,564
   Other assets                                                                      319                 188
                                                                          ===============   =================
                  Total Assets                                               $    50,581         $    54,968
                                                                          ===============   =================


 LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities:

   Accounts payable                                                           $    4,412        $      4,539
   Accrued compensation                                                            2,393               3,149
   Accrued clinical costs                                                          1,309               1,014
   Other accrued liabilities                                                       1,877               1,939
                                                                          ---------------   -----------------
                  Total Current Liabilities                                        9,991              10,641

 Commitments
 Stockholders' Equity:

   Common stock, par value $.0001                                                      3                   3
   Additional paid-in capital                                                    198,645             194,948
   Accumulated deficit                                                          (158,058)           (150,624)
                                                                          ---------------   -----------------
                  Total Stockholders' Equity                                      40,590              44,327
                                                                          ---------------   -----------------
                  Total Liabilities and Stockholders' Equity                  $   50,581         $    54,968
                                                                          ===============   =================



            See accompanying notes to condensed financial statements

                          SEQUUS PHARMACEUTICALS, INC.

                       CONDENSED STATEMENTS OF OPERATIONS

                      (in thousands except per share data)

                                   (unaudited)

                                                             Three Months Ended
                                                                  March 31,
                                                            1997              1996
                                                        ------------      ------------
Revenues:

      Product sales                                     $      6,488      $      4,457
      Royalties and fees                                       1,835                37
                                                        ------------      ------------
                                Total Revenues                 8,323             4,494

Expenses:

      Cost of goods sold                                       1,314               531
      Research and development                                 7,412             5,929
      Selling, general and administrative                      7,362             4,458
                                                        ------------      ------------
                                Total Expenses                16,088            10,918

Interest income                                                  297               647

                            Net Loss                    $     (7,468)     $     (5,777)
                                                        ============      ============

Net loss per common share                               $      (0.25)     $      (0.21)
                                                        ============      ============

Common shares used in calculation of net loss
per common share                                              29,998            27,911
                                                        ============      ============



            See accompanying notes to condensed financial statements

                          SEQUUS PHARMACEUTICALS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                Increase (decrease) in cash and cash equivalents
                                 (in thousands)
                                   (unaudited)


                                                                        Three Months Ended
                                                                            March 31,
                                                                 ------------------------------
                                                                     1997              1996
                                                                 ------------      ------------
 Cash flows from operating activities:

         Net loss                                                $     (7,468)     $     (5,777)
         Adjustment to reconcile net loss to net
         cash used in operating activities:
               Depreciation and amortization                              521               533
               Issuance of common stock to 401(k) Plan                    287                --
         Changes in operating assets and liabilities:
               Trade accounts and interest receivable                   4,510              (831)
               Inventories                                               (841)             (877)
               Prepaid expenses and other current assets                 (331)              420
               Other assets                                              (151)              (30)
               Accounts payable                                          (127)             (973)
               Accrued compensation                                      (756)             (789)
               Accrued clinical costs                                     295                90
               Other accrued liabilities                                  (62)              119
               Deferred revenue                                            --              (358)
                                                                 ------------      ------------
               Net cash used in operating activities                   (4,123)           (8,473)
                                                                 ------------      ------------

 Cash flows from investing activities:
         Available-for-sale securities
               Purchases                                               (8,428)          (21,915)
               Sales                                                    2,933            25,217
               Maturities                                               9,422             1,202
         Capital expenditures                                            (769)             (609)
                                                                 ------------      ------------
               Net cash provided by investing activities                3,158            (3,895)
                                                                 ------------      ------------

 Cash flows from financing activities:

         Sale of common stock                                           3,410             3,671
                                                                 ------------      ------------
               Net cash provided by financing activities                3,410             3,671
                                                                 ------------      ------------
Net increase (decrease) in cash and cash equivalents                    2,445              (907)

Cash and cash equivalents at beginning
of the period                                                           9,997             6,770
                                                                 ------------      ------------

Cash and cash equivalents at end
of the period                                                    $     12,442      $      5,863
                                                                 ============      ============


            See accompanying notes to condensed financial statements

                          SEQUUS PHARMACEUTICALS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 March 31, 1997
                                   (unaudited)

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

         In the opinion of management, the accompanying unaudited condensed financial statements of SEQUUS contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 1997, and the results of operations for the three month periods ended March 31, 1997 and 1996, and the changes in cash flows for the three month periods ended March 31, 1997 and 1996, in accordance with generally accepted accounting principles.

         These condensed financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1996, which were filed with the Securities and Exchange Commission on Form 10-K/A.

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

         Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. At March 31, 1997, all investments are classified as available-for-sale securities and are carried at fair value, with the unrealized gains and losses reported as a component of accumulated deficit. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in net interest and other income. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in net interest and other income. The cost of securities sold is based on the specific identification method.

The following is a summary of available-for-sale securities (in thousands):

           As of March 31, 1997

                                                                  GROSS UNREALIZED
                                                AMORTIZED    --------------------------    ESTIMATED
                                                  COST          GAINS          LOSSES      FAIR VALUE
                                               -----------   -----------    -----------    -----------
United States government securities ........        $9,511           $45            ($7)        $9,549
United States corporate securities .........         5,445            --             (2)         5,443
Foreign debt securities ....................         4,064            --             --          4,064
                                               -----------   -----------    -----------    -----------
                                                   $19,020           $45            ($9)       $19,056
                                               ===========   ===========    ===========    ===========

           As of December 31, 1996

                                                                  GROSS UNREALIZED
                                                AMORTIZED    --------------------------    ESTIMATED
                                                  COST          GAINS          LOSSES      FAIR VALUE
                                               -----------   -----------    -----------    -----------

United States government securities ........        $7,434            $1            ($1)        $7,434
United States corporate securities .........         7,399             1             --          7,400
Foreign debt securities ....................         8,114             1             --          8,115
                                               -----------   -----------    -----------    -----------
                                                   $22,947            $3            ($1)       $22,949
                                               ===========   ===========    ===========    ===========

         The gross realized gains and losses on sales of available-for-sale securities were immaterial for the quarters ended March 31, 1997 and 1996. As of March 31, 1997 the average portfolio duration was approximately 69 days.

3.       INVENTORIES

         Inventories are stated at the lower of cost (principally first-in, first-out) or market. The inventory detail is as follows (in thousands):


                                                   MARCH 31,        DECEMBER 31,
                                                      1997              1996
                                                  ------------      ------------
Raw materials ..............................      $      3,919      $      2,801
Work-in-process ............................             2,018             2,223
Finished goods .............................               601               673
                                                  ------------      ------------
                                                  $      6,538      $      5,697
                                                  ============      ============

4.       EARNINGS PER SHARE

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of earnings per share is not expected to be material due to the antidilutive nature of the Company's common stock equivalents.

ITEM 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" that relate to future plans, events or performance are forward-looking statements which involve risks and uncertainties. Actual results, events or performance may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those set forth under "Factors That May Affect Future Results, Events or Performance" below. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be needed to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

OVERVIEW

     The Company is a leader in developing and commercializing lipid-based biopharmaceutical products primarily to treat cancer and infectious diseases. The Company formulates its proprietary STEALTH(R) liposomes with existing drugs, or with therapeutics under development, to develop new products with improved safety and efficacy profiles. The Company developed and is marketing DOXIL(R), an anticancer drug, and AMPHOTEC(TM), an antifungal drug, in the United States through its direct sales organization and internationally through its marketing partners. The Company is currently conducting additional clinical trials for the use of DOXIL in the treatment of certain solid tumors, including a Phase III clinical trial in refractory ovarian cancer and a number of breast cancer trials. In addition, SEQUUS is currently conducting a Phase I trial of its STEALTH cisplatin formulation, SPI-077, for the treatment of cancer.

     SEQUUS developed DOXIL, a proprietary STEALTH liposome formulation encapsulating a leading anticancer drug, doxorubicin. In November 1995, SEQUUS received marketing clearance from the United States Food and Drug Administration ("FDA") for DOXIL for the treatment of Kaposi's sarcoma ("KS") in people with AIDS whose KS has progressed on prior chemotherapy or in patients who are intolerant to such therapy. In December 1995, the Company launched DOXIL in the United States, using its own marketing and sales team. In June 1996, the Company was granted marketing authorization for DOXIL under the tradename CAELYX(TM) in the 15 member states of the European Union ("EU") for the treatment of first-line and refractory KS in patients with low CD4 counts and extensive mucocutaneous or visceral disease. The drug may be used as first-line systemic chemotherapy, or as second-line chemotherapy, in KS patients with disease that has progressed with, or in patients who are intolerant to, prior combination chemotherapy comprising at least two of the following agents: a Vinca alkaloid, bleomycin, and doxorubicin (or other anthracycline).

     In September 1996, the Company entered into a distribution agreement with Schering-Plough Corporation ("Schering-Plough") under which Schering-Plough has rights to market and sell CAELYX worldwide, except for the United States, Japan and certain other countries. In March 1997, Schering-Plough launched CAELYX in Germany and the United Kingdom and is conducting pricing discussions with the appropriate agencies in those European countries where pricing approval is required. In addition, the Company and Schering-Plough are jointly planning the clinical development of DOXIL for the treatment of solid tumors in the United States and certain international markets. Schering-Plough will be responsible for conducting certain of these clinical trials. The Company received fees of $7.3 million and $1.8 million from Schering-Plough in 1996 and the first quarter of 1997, respectively.

     The Company used its first-generation lipid-based delivery technology to develop AMPHOTEC, a proprietary formulation of a leading antifungal drug, amphotericin B. In November 1996, SEQUUS received marketing clearance from the FDA for AMPHOTEC for the treatment of invasive aspergillosis, a life-threatening fungal infection, in patients where renal impairment or unacceptable toxicity precludes the use of conventional amphotericin B therapy in effective doses and in patients where prior amphotericin B therapy has failed. In December 1996, the Company launched AMPHOTEC in the United States, using its own marketing and sales organization. The Company recently elected to reduce the contract price of AMPHOTEC in response to feedback from its hospital customers that the relative cost of lipid-based amphotericin B therapy, compared to generic amphotericin B therapy, limited the broad use of AMPHOTEC in managed care environments. AMPHOTEC has also received marketing clearance in a number of other countries for the treatment of systemic fungal infections in patients for whom conventional amphotericin B is contraindicated due to toxicity or renal failure or for whom previous antifungal therapy was unsuccessful. The Company's strategy is to commercialize AMPHOTEC in international markets, under the tradename AMPHOCIL, through distribution partners. The Company has entered into a number of distribution agreements, including agreements with Zeneca Limited ("Zeneca") and Bayer, Inc. ("Bayer") in selected countries. A liposome-based amphotericin B product which targets indications similar to those targeted by AMPHOCIL has been first to market and has captured a significant share of the market in many foreign markets. Another competitor introduced its lipid-based amphotericin B product as the third entrant in the U.K. market at a price substantially below the price of the other lipid-based antifungals and launched the product as the first lipid-based antifungal agent in the United States. Competition from these two competitors could have an adverse effect on the market penetration and pricing of AMPHOTEC in both Europe and in the United States.

     In August 1993, the Company signed a distribution agreement with Zeneca under which Zeneca was to market and sell AMPHOCIL in most European countries. In March 1994, SEQUUS and Zeneca announced the expansion of their August 1993 agreement to cover additional markets. In July 1996, SEQUUS announced that it had reacquired from Zeneca all international marketing and distribution rights for AMPHOCIL except for nine European countries to which Zeneca had retained such rights (Denmark, Finland, Iceland, Ireland, Italy, the Netherlands, Portugal, Sweden and the United Kingdom). In exchange for the return to SEQUUS of marketing and distribution rights throughout the rest of the world, SEQUUS agreed to restructure certain future milestone payments specified in the original agreement, adjust the pricing terms for AMPHOCIL to provide greater competitive pricing flexibility, and exchange certain inventory held by Zeneca.

     The Company recognizes product sales upon shipment of product to its distribution partners and agents internationally and to its distributors in the United States. The Company's quarterly operating results depend upon a variety of factors, including the price, volume and timing of sales of the Company's approved products; variations in payments under collaborative agreements, including royalties, fees and other contract revenues; the availability of third-party reimbursement; and the regulatory approvals of new products, or expanded labeling of existing products. The Company's quarterly operating results may also fluctuate significantly depending on other factors, including the timing of the expansion of clinical trials for DOXIL and AMPHOTEC and the level of clinical trials for SPI-077; changes in the Company's level of research and development; changes in manufacturing capabilities; and variations in gross margins of the Company's products which may be caused by cost increases from third-party manufacturers, availability and cost of raw materials, competitive pricing pressures and the mix between product sales in the United States and sales to the Company's international marketing partners. In addition, sales of a product in any given period, including the quarter in which a new product is initially introduced to the market, may include a significant amount of orders for inventory by distributors and wholesalers and may not necessarily be indicative of actual demand for that product by physicians and patients. There can be no assurance that distributors or wholesalers will be able to forecast demand for product accurately. Fluctuations in operating results will occur to the extent that demand by physicians and patients does not meet distributors' or wholesalers' expectations. The Company expects quarter to quarter fluctuations to continue in the future. In addition, the Company expects operating expenses to increase in 1997, and there can be no assurance that the Company's revenues will not decline or that the Company will ever achieve profitability.

     The Company has incurred losses in each year since its inception and has accumulated approximately $158.1 million in net losses through March 31, 1997, including a net loss of approximately $7.5 million in the quarter ended March 31, 1997. Although the Company and its marketing partners have commenced marketing DOXIL in the United States and certain international markets and AMPHOTEC in the United States and 19 other countries, there can be no assurance that revenues from product sales or other sources will be sufficient to fund operations or that the Company will achieve profitability or positive cash flow.

     The Company expects its research and development expenses to increase as a result of expanded clinical trials of DOXIL in a variety of solid tumors and clinical trials of SPI-077. The Company expects its marketing and sales expenses to increase as it proceeds with the commercialization of DOXIL and AMPHOTEC through its United States direct sales and marketing organization. As of March 31, 1997, SEQUUS had a United States sales team of 41 individuals experienced in the sale of pharmaceutical and biopharmaceutical products, with particular emphasis on oncology and infectious disease.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 1997 and 1996

     Revenues

     Total revenues were $8.3 million, of which $6.5 million were product sales, during the quarter ended March 31, 1997 compared with $4.5 million of revenues during the quarter ended March 31, 1996, all of which were product sales. DOXIL product sales represented 85% of total product sales in the first quarter of 1997 compared to 91% in the first quarter of 1996. In the first quarter of 1997, the Company recognized revenues of approximately $1.8 million under its agreement with Schering-Plough.

     Operating Expenses

     The Company's gross margin decreased to 80% of product sales in the first quarter of 1997 from 88% of product sales in the comparable quarter of the prior year. This decrease in the gross margin is due to the increase in sales through distribution partners and the mix of products sold in the first quarter of 1997 versus the first quarter of 1996. The Company generally recognizes higher margins on direct product sales in the United States than it does on sales to the Company's international distribution partners and agents. Direct product sales were 80% of product sales in the first quarter of 1997 and were 91% of product sales in the first quarter of 1996. The Company anticipates that its gross margin will continue to fluctuate depending on the proportion of product sales in the United States relative to sales to the Company's international distribution partners and agents and the product mix. Depending on the mix of international versus domestic sales and the product mix in the United States, the Company anticipates that margin rates could decline.

     The principal items of research and development ("R&D") expense are personnel costs, costs of clinical trials, clinical production and supplies. R&D expense increased to $7.4 million in the first quarter of 1997, from $5.9 million in the comparable quarter of 1996. This increase in R&D expenses was primarily due to expanded clinical trials of DOXIL in solid tumors, clinical trial expenses for SPI-077 and increased spending on R&D projects. The Company anticipates that future clinical trial expenses will increase due to expanded clinical trials of DOXIL in a variety of solid tumors and to expanded clinical trials of SPI-077.

     Selling, general and administrative expenses increased to $7.4 million in the first quarter of 1997 from $4.5 million in the first quarter of 1996. The increase in selling, general and administrative expenses was primarily due to the first full quarter of marketing AMPHOTEC in combination with expanded marketing of DOXIL which required the hiring of 18 additional sales personnel. The Company anticipates continued efforts to expand the market for DOXIL and AMPHOTEC in the United States.

     Interest Income

     Interest income decreased to $0.3 million in the first quarter of 1997 from $0.6 million in the first quarter of 1996, due to the decrease in cash available for investment.

     Net Loss

     The Company's net loss increased to $7.5 million in the first quarter of 1997 from $5.8 million in the comparable quarter of the prior year. The net loss per share was $0.25 for 1997 compared to a net loss of $0.21 per share for 1996. The increase in net loss per share for the first quarter of 1997 was due primarily to an increase in marketing and sales expenses associated with the first full quarter of AMPHOTEC sales and an increase in clinical trial expenses partially offset by an increase in product sales and revenues recognized under the Schering-Plough agreement.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents at March 31, 1997 were $12.4 million, an increase of $2.4 million from $10.0 million at December 31, 1996. This increase represents $7.3 million of cash provided by financing and marketable investments offset by $4.1 million of net cash used by operating activities and $0.8 million in capital expenditures. During the quarter ended March 31, 1997, the Company received approximately $3.4 million from the exercise of warrants issued to investors in private placements and employee stock options. Of this, approximately $2.1 million was due to the exercise of warrants to purchase 500,000 shares of Common Stock at $4.25 per share.

     The Company believes that the Company's existing cash balances, interest income, revenues from operations will be adequate to fund its planned activities at least through 1997. The Company may decide to raise additional financing sooner. There can be no assurance that adequate financing will be available on satisfactory terms, if at all.

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

UNCERTAINTY OF MARKET ACCEPTANCE

     The Company's future financial performance depends on revenues from and market acceptance of DOXIL in the United States and international markets. To date, DOXIL can only be promoted for KS and cannot be promoted for the treatment of solid tumors. In order for the Company to promote DOXIL for any solid tumor indications, it must establish the clinical benefit of DOXIL in clinical trials for each tumor type and gain regulatory clearance to market for such use. The Company does not expect sales of DOXIL to grow significantly, if at all, for KS in the United States because the population of persons with KS is relatively small and may decline, particularly if recent developments in the treatment of AIDS are successful, and subsequently decrease the incidence of KS. In the United States, the Company is prohibited from marketing DOXIL for indications other than refractory KS. Physicians and patients are often limited in their use of pharmaceutical products for indications that have not been cleared by the FDA, as reimbursement by third-party payors for off-label use may be unavailable. There can be no assurance that clinical trials will demonstrate that DOXIL is safe and efficacious for the treatment of solid tumors, that the Company will receive regulatory approval for any solid tumor indications or that the Company will be able to achieve reimbursement for or market acceptance of DOXIL in the treatment of solid tumors.

     The Company is also dependent on market acceptance of AMPHOTEC in the United States and in international markets. To date, the Company has had very limited sales of AMPHOTEC. The Company only received FDA clearance for AMPHOTEC in late 1996 and, therefore, cannot predict market acceptance of AMPHOTEC in the United States. In addition, the Company received marketing clearance in a limited number of international markets in 1996 and faces intense competition and price pressure in many of these markets, where a competing liposomal amphotericin B product has been on the market for a number of years and another was recently introduced. A number of factors may limit the market acceptance of DOXIL and AMPHOTEC and any other products developed by the Company, including the timing of regulatory approval and market entry relative to competitive products, the availability of alternate therapies, the price of the Company's products relative to alternative therapies, the availability of third-party reimbursement and the extent of marketing efforts by third-party distributors or agents retained by the Company, as well as the success of the marketing efforts by the Company's sales team which was organized within the last 20 months. In addition, therapeutic products based on liposome or lipid-based technology have become commercially available only in the last few years. As a result, unanticipated side effects or unfavorable publicity concerning any product incorporating liposome or lipid-based technologies could have an adverse effect on the Company's ability to obtain physician, patient or third-party payor acceptance and to sell the Company's products. There can be no assurance that physicians, patients or third-party payors will accept liposome products or any of the Company's products as readily as traditional forms of medication or at all.

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

     A number of large pharmaceutical companies, including Bristol-Myers Squibb Company ("Bristol-Myers") and Pfizer Inc., have established strong market positions for oncology and infectious diseases. For example, AMPHOTEC competes with traditional amphotericin B therapy, which is currently produced and marketed by Bristol-Myers and others. The Company also faces competition from two companies specializing in liposome drug delivery, NeXstar Pharmaceuticals, Inc. ("NeXstar") and The Liposome Company ("TLC"), both of which have received regulatory approvals in the United States and internationally for products competitive with the Company's products. In some cases, the competing liposomal products have obtained significant market share in certain territories by being the first to market, have been introduced at lower prices than the Company's competing products, or have received marketing clearance covering a broader range of indications than the Company's competing products. For example, TLC recently received FDA clearance to market its amphotericin B lipid formulation for treating a broader range of indications than the indications for which AMPHOTEC has received marketing clearance.

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

LIMITED MARKETING AND SALES EXPERIENCE; DEPENDENCE ON THIRD-PARTY DISTRIBUTORS AND AGENTS

     The Company has limited experience marketing and selling its products. The Company currently markets and sells its products in the United States with a recently expanded sales team of 41 persons. The Company's ability to generate future revenue in the United States is dependent on the success of its direct sales team in marketing DOXIL and AMPHOTEC. Future development of its marketing and sales organization may require significant additional expenditures, management resources and time. In addition, the loss of certain key sales personnel could adversely affect the sales effort and have a material adverse effect on the Company's business, financial condition and results of operations. Several biotechnology and pharmaceutical companies have recently expanded their sales forces, particularly in the field of oncology, which has increased competition for experienced personnel. Furthermore, if the Company enters into marketing partnerships with other companies to augment its own sales organization, the Company's margins on these products would be significantly reduced.

     In September 1996, the Company announced an exclusive arrangement with Schering-Plough under which Schering-Plough has rights to market and sell DOXIL worldwide (except for the United States, Japan and certain other countries) under the tradename CAELYX. The Company has also entered into distribution agreements with a number of corporate partners covering the marketing and distribution of AMPHOCIL in various international markets. The Company's future sales of CAELYX and AMPHOCIL outside of the United States will depend upon the success of marketing efforts by Schering-Plough and other distribution partners, the continuation of existing distribution arrangements, market acceptance of the products, availability of third-party reimbursement, as well as the timing of additional approvals, including pricing approvals, in other countries, if any. Schering-Plough has the right to terminate the agreement with the Company at any time if certain clinical results relating to CAELYX are not achieved, if certain adverse events occur regarding patent matters and in certain other circumstances. If Schering-Plough or any other distributor were to terminate its agreement with the Company or be unsuccessful in meeting its sales objectives, the Company's business, financial condition and results of operations could be materially adversely affected. There can be no assurance that the Company will be able to successfully market its products through its sales team, partners, agents or at all.

DEPENDENCE ON THIRD-PARTY MANUFACTURING AND SOLE-SOURCE SUPPLIERS; MANUFACTURING RISKS

     The Company's internal manufacturing capabilities are limited to producing products for preclinical development. The Company is dependent on Ben Venue Laboratories, Inc. to manufacture commercial-scale quantities of AMPHOTEC and DOXIL pursuant to supply agreements. There can be no assurance that Ben Venue will continue to meet FDA or product specification standards or that the Company's manufacturing requirements can be met in a consistent and timely manner. Only a limited number of contract manufacturers are capable of manufacturing AMPHOTEC and DOXIL, and any alternative manufacturer would require regulatory approval to manufacture the product which would likely take several months, if at all. The Company is in the process of identifying an alternative manufacturer, but to-date has not sought approval of an alternative manufacturer for its products. The Company has in the past experienced batch failures in the manufacturing process for AMPHOTEC and DOXIL. Any batch failures in the future could result in a material increase in cost of goods sold or in the Company's inability to deliver products on a timely basis. In addition, the Company may be unable to obtain sufficient contract manufacturing capacity due to competing demands on the contract manufacturer's capacity or other reasons. In the event of any interruption of supply from the contract manufacturer due to regulatory reasons, significant batch failures, capacity constraints or other causes, there can be no assurance that the Company could make alternative manufacturing arrangements on a timely basis, if at all. Such an interruption would have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company relies on certain suppliers of key raw materials to provide an adequate supply of such materials for production of finished products. Certain materials are purchased from single sources. In particular, amphotericin B and doxorubicin are currently each supplied to the Company by single sources, and the number of alternative sources is limited. The Company has a sole-source supply agreement with Meiji Seika Pharma International, Ltd., which expires in 1999, to supply the Company with doxorubicin for DOXIL. The Company also has a sole-source supply agreement with A.L. Laboratories, Inc. which expires in 1999, to supply the Company with amphotericin B for AMPHOTEC. There can be no assurance that the doxorubicin or the amphotericin B supplied under these agreements will continue to meet FDA requirements applicable to DOXIL or AMPHOTEC, which could delay or prevent future sales of DOXIL or AMPHOTEC, if any, by the Company. The number of alternative qualified suppliers of key raw materials required for the manufacture of DOXIL and AMPHOTEC is limited. The disqualification or loss of a sole-source supplier could have a material adverse effect on the Company because of a delay or inability in obtaining and qualifying an alternate supplier and the costs associated with such delay and in finding and qualifying an alternate supplier. Regulatory requirements applicable to pharmaceutical products tend to make the substitution of suppliers costly and time consuming. The unavailability of adequate commercial quantities, the loss of a supplier's regulatory approval, the inability to develop alternative sources, a reduction or interruption in supply or a significant increase in the price of materials could impair the Company's ability to manufacture and market its products which would have a material adverse effect on the Company's business, financial condition and results of operations.

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

     The Company's quarterly operating results depend upon a variety of factors, including the price, volume and timing of sales of the Company's approved products; variations in payments under collaborative agreements, including royalties, fees and other contract revenues; the availability of third-party reimbursement; and the regulatory approvals of new products, or expanded labeling of existing products. The Company's quarterly operating results may also fluctuate significantly depending on other factors, including the timing of the expansion of clinical trials for DOXIL and AMPHOTEC and the level of clinical trials for SPI-077; changes in the Company's level of research and development; changes in manufacturing capabilities; and variations in gross margins of the Company's products which may be caused by cost increases from third-party manufacturers, availability and cost of raw materials, competitive pricing pressures and the mix between product sales in the United States and sales to the Company's international marketing partners. In addition, sales of a product in any given period, including the quarter in which a new product is initially introduced to the market, may include a significant amount of orders for inventory by distributors and wholesalers and may not necessarily be indicative of actual demand for that product by physicians and patients. There can be no assurance that distributors or wholesalers will be able to forecast demand for product accurately. Fluctuations in operating results will occur to the extent that demand by physicians and patients does not meet distributors' or wholesalers' expectations. The Company expects quarter to quarter fluctuations to continue in the future. In addition, the Company expects operating expenses to increase in 1997, and there can be no assurance that the Company's revenues will not decline or that the Company will ever achieve profitability.

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

HISTORY OF OPERATING LOSSES; NEED FOR ADDITIONAL FINANCING

     The Company has incurred losses in each year since its inception and has accumulated approximately $158.1 million in net losses through March 31, 1997, including a net loss of approximately $7.5 million in the quarter ended March 31, 1997. There can be no assurance that revenues from product sales or other sources will be sufficient to fund operations or that the Company will achieve profitability or positive cash flow. Additional financing may be required to fund the Company's continuing operations and product and business development activities in the form of debt or equity securities or bank financing. There can be no assurance that such financing will be available on acceptable terms, if at all. The unavailability of such financing could delay or prevent the development, testing, regulatory approval, manufacturing or marketing of some or all of the Company's products and could have a material adverse effect on the Company's business, financial conditions or results of operations.

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

PART II - OTHER INFORMATION

ITEM 6.

Exhibits and Reports on Form 8-K

(a)  Exhibits:

27   Financial Data Schedule

(b) Reports on Form 8-K. During the three months ended March 31, 1997, no reports on Form 8-K were filed.

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

                                                SEQUUS PHARMACEUTICALS, INC.
                                                --------------------------------
                                                (Registrant)


Date: May 14, 1997                          By: /s/ Donald J. Stewart
                                                --------------------------------
                                                Donald J. Stewart
                                                Vice President, Finance
                                                (Principal Accounting Officer)

                                 EXHIBIT INDEX

Exhibit
   No.                       Description
--------                     -----------
   27                Financial Data Schedule