Form 10-Q
period 1997-06-30
SEQUUS PHARMACEUTICALS INC
filed 1997-08-14
CIK 812444

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

[ ]               TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from ____________________ to ____________________

                         Commission file number 0-15847

                          SEQUUS PHARMACEUTICALS, INC.
                          ----------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                          94-3031834
-------------------------------                  -------------------------------
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


Yes   [X]       No [ ]

As of July 10, 1997, the number of outstanding shares of the Company's common stock, par value $.0001, was 30,440,073.

                          SEQUUS PHARMACEUTICALS, INC.

                                      INDEX





PART I.       FINANCIAL INFORMATION                                                                      Page No.
                                                                                                         --------
     ITEM 1.      Condensed Financial Statements (unaudited)

                  Condensed Balance Sheets
                  June 30, 1997 and December 31, 1996....................................................    1

                  Condensed Statements of Operations for the
                  Three and Six Months Ended June 30, 1997 and 1996......................................    2

                  Condensed Statements of Cash Flows for the
                  Six Months Ended June 30, 1997 and 1996................................................    3

                  Notes to Condensed Financial Statements ...............................................    4

     ITEM 2.      Management's Discussion and Analysis of
                  Financial Condition and Results of Operations...........................................   7



PART II. OTHER INFORMATION

     ITEM 4.      Submission of Matters to Stockholder..................................................    21

     ITEM 6.      Exhibits and Reports on Form 8-K........................................................  21

     Signature............................................................................................  22

                          SEQUUS PHARMACEUTICALS, INC.
                            CONDENSED BALANCE SHEETS
                         (in thousands except par value)
                                   (unaudited)


                                                                   June 30,       December 31,
                                                                      1997             1996
                                                                   ---------        ---------
 ASSETS

 Current Assets:
   Cash and cash equivalents                                       $   6,994        $   9,997
   Short-term marketable investments                                  22,606           22,949
   Trade accounts receivable                                           4,713            8,972
   Inventories                                                         5,494            5,697
   Prepaid expenses and other current assets                           1,705            1,601
                                                                   ---------        ---------
                  Total Current Assets                                41,512           49,216

   Equipment and improvements, net                                     6,099            5,564
   Other assets                                                          299              188
                                                                   ---------        ---------
                  Total Assets                                     $  47,910        $  54,968
                                                                   =========        =========


 LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities:
   Accounts payable                                                $   3,583        $   4,539
   Accrued compensation                                                2,641            3,149
   Accrued clinical costs                                              1,382            1,014
   Other accrued liabilities                                           1,675            1,939
                                                                   ---------        ---------
                  Total Current Liabilities                            9,281           10,641

Long Term Debt                                                         5,000                -

 Stockholders' Equity:
   Common stock                                                            3                3
   Additional paid-in capital                                        199,105          194,948
   Accumulated deficit                                              (165,479)        (150,624)
                                                                   ---------        ---------
                  Total Stockholders' Equity                          33,629           44,327
                                                                   ---------        ---------

                  Total Liabilities and Stockholders' Equity       $  47,910        $  54,968
                                                                   =========        =========


            See accompanying notes to condensed financial statements

                          SEQUUS PHARMACEUTICALS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                     (in thousands except per share amounts)
                                   (unaudited)



                                                      Three Months Ended                Six Months Ended
                                                            June 30,                        June 30,
                                                    ------------------------        ------------------------
                                                      1997            1996            1997            1996
                                                    --------        --------        --------        --------
Revenues:
       Product sales                                $  7,916        $  5,485        $ 14,404        $  9,942
       Royalties and fees                                530              32           2,365              69
                                                    --------        --------        --------        --------
                  Total Revenues                       8,446           5,517          16,769          10,011
Expenses:
       Cost of goods sold                              1,657             690           2,971           1,221
       Research and development                        8,433           5,799          15,845          11,728
       Selling, general and administrative             6,128           4,400          13,490           8,858
                                                    --------        --------        --------        --------
                  Total Expenses                      16,218          10,889          32,306          21,807
Interest income                                          374             199             671             846
                                                    --------        --------        --------        --------
                  Net Loss                          $ (7,398)       $ (5,173)       $(14,866)       $(10,950)
                                                    ========        ========        ========        ========
Net loss per common share                           $  (0.24)       $  (0.18)       $  (0.49)       $  (0.39)
                                                    ========        ========        ========        ========
Common shares used in calculation of net loss         30,360          28,944          30,180          28,426
                                                    ========        ========        ========        ========



            See accompanying notes to condensed financial statements

                          SEQUUS PHARMACEUTICALS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                Increase (decrease) in cash and cash equivalents
                                 (in thousands)
                                   (unaudited)

                                                                                 Six Months Ended
                                                                                     June 30,
                                                                              ------------------------
                                                                                1997            1996
                                                                              --------        --------
 Cash flows from operating activities:
         Net loss                                                             $(14,866)       $(10,950)
         Adjustment to reconcile net loss to net cash used in operating activities:
               Depreciation and amortization                                     1,039             901
               Issuance of common stock to 401(k) Plan                             287             174
         Changes in operating assets and liabilities:
               Trade accounts and interest receivable                            4,259            (813)
               Inventories                                                         203          (2,064)
               Prepaid expenses and other current assets                          (104)            168
               Other assets                                                       (151)            (29)
               Accounts payable                                                   (956)           (338)
               Accrued compensation                                               (508)           (617)
               Accrued clinical costs                                              368             (55)
               Other accrued liabilities                                          (264)            (72)
               Deferred revenue                                                      -            (716)
                                                                              --------        --------
               Net cash used in operating activities                           (10,693)        (14,411)
                                                                              --------        --------

 Cash flows from investing activities:
         Available-for-sale securities
               Purchases                                                       (36,144)        (21,911)
               Sales                                                            13,319          25,217
               Maturities                                                       23,179           8,429
         Capital expenditures                                                   (1,534)         (1,300)
                                                                              --------        --------
               Net cash provided by investing activities                        (1,180)         10,435
                                                                              --------        --------
 Cash flows from financing activities:
        Increase in Long Term Debt                                               5,000               -
        Sale of common stock                                                     3,870           7,879
                                                                              --------        --------
               Net cash provided by financing activities                         8,870           7,879
                                                                              --------        --------
Net increase (decrease) in cash and cash equivalents                            (3,003)          3,903
Cash and cash equivalents at beginning of the period                             9,997           6,770
                                                                              --------        --------
Cash and cash equivalents at end
of the period                                                                 $  6,994        $ 10,673
                                                                              ========        ========



            See accompanying notes to condensed financial statements

                          SEQUUS PHARMACEUTICALS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  June 30, 1997
                                   (unaudited)


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

         In the opinion of management, the accompanying unaudited condensed financial statements of SEQUUS contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 1997, and the results of operations for the three and six month periods ended June 30, 1997 and 1996, and the changes in cash flows for the six month periods ended June 30, 1997 and 1996, in accordance with generally accepted accounting principles.

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

         Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. At June 30, 1997, all investments are classified as available-for-sale securities and are carried at fair value, with the unrealized gains and losses reported as a component of accumulated deficit. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in net income. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in net income. The cost of securities sold is based on the specific identification method.

         The following is a summary of available-for-sale securities (in thousands):


           As of June 30, 1997                                     GROSS UNREALIZED
                                                   AMORTIZED    ----------------------      ESTIMATED
                                                     COST        GAINS         LOSSES      FAIR VALUE
                                                   --------     --------      --------     ----------
           United States government securities...  $ 15,093     $      9             -      $ 15,102
           United States corporate securities....     5,444            2            (1)        5,445
           Foreign debt securities...............     2,059            -             -         2,059
                                                   --------     --------      --------      --------
                                                   $ 22,596     $     11      ($     1)     $ 22,606
                                                   ========     ========      ========      ========


           As of December 31, 1996                                 GROSS UNREALIZED
                                                   AMORTIZED    ----------------------      ESTIMATED
                                                     COST         GAINS        LOSSES      FAIR VALUE
                                                   --------     --------      --------     ----------
           United States government securities...  $  7,434     $      1      ($     1)     $  7,434
           United States corporate securities....     7,399            1             -         7,400
           Foreign debt securities...............     8,114            1             -         8,115
                                                   --------     --------      --------      --------
                                                   $ 22,947     $      3      ($     1)     $ 22,949
                                                   ========     ========      ========      ========


         The gross realized gains and losses on sales of available-for-sale securities were immaterial for the quarters ended June 30, 1997 and 1996. As of June 30, 1997 the average portfolio duration was approximately 81 days.


3.       INVENTORIES

         Inventories are stated at the lower of cost (principally first-in, first-out) or market. The inventory detail is as follows (in thousands):


                                               JUNE 30,     DECEMBER 31,
                                                 1997          1996
                                                ------        ------
                    Raw materials ......        $2,906        $2,801
                    Work-in-process ....            66         2,223
                    Finished goods .....         2,522           673
                                                ------        ------
                                                $5,494        $5,697
                                                ======        ======

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

5.       LONG TERM DEBT

         During June 1997, the Company obtained $5.0 million from a total $10 million working capital loan with Silicon Valley Bank of Santa Clara, California. Payment terms for the $5 million obtained in June, 1997 are interest only for 12 months and principal and interest over the remaining 44 months. The remaining $5 million can be drawn down against eligible accounts receivable.

6.       STOCKHOLDERS EQUITY

         During the three months ended March 31, 1997, the Company received approximately $3.4 million from the exercise of warrants issued to investors in private placements and employee stock options. Of this, approximately $2.1 million was due to the exercise of warrants to purchase approximately 500,000 shares of Common Stock at $4.25 per share.

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

     SEQUUS developed DOXIL, a proprietary STEALTH liposome formulation encapsulating a leading anticancer drug, doxorubicin. In November 1995, SEQUUS received marketing clearance from the United States Food and Drug Administration ("FDA") for DOXIL for the treatment of Kaposi's sarcoma ("KS") in people with AIDS whose KS has progressed on prior chemotherapy or in patients who are intolerant to such therapy. In December 1995, the Company launched DOXIL in the United States, using its own marketing and sales team. In June 1996, the Company was granted marketing authorization for DOXIL under the tradename CAELYX(TM) in the 15 member states of the European Union ("EU") for the treatment of first-line and refractory KS in patients with low CD4 counts and extensive mucocutaneous or visceral disease. The drug may be used as first-line systemic chemotherapy, or as second-line chemotherapy, in KS patients with disease that has progressed with, or in patients who are intolerant to, prior combination chemotherapy comprising at least two of the following agents: a Vinca alkaloid, bleomycin, and doxorubicin (or other anthracycline). In June 1997, the Company was granted marketing authorization for DOXIL in Australia and New Zealand.

     In September 1996, the Company entered into a distribution agreement with Schering-Plough Corporation ("Schering-Plough") under which Schering-Plough has rights to market and sell CAELYX worldwide, except for the United States, Japan and certain other countries. As of June 30, 1997, Schering-Plough had launched CAELYX in Germany, United Kingdom, Sweden, Austria, Denmark, Finland and the Netherlands. Pricing discussions are underway with the appropriate agencies in those European countries where pricing approval is required. In addition, the Company and Schering-Plough are jointly planning the clinical development of DOXIL for the treatment of solid tumors in the United States and certain international markets. Schering-Plough will be responsible for conducting certain of these clinical trials. The Company received fees of $7.3 million and $2.3 million from Schering-Plough in 1996 and through the first six months of 1997, respectively.

     The Company used its first-generation lipid-based delivery technology to develop AMPHOTEC, a proprietary formulation of a leading antifungal drug, amphotericin B. In November 1996, SEQUUS received marketing clearance from the FDA for AMPHOTEC for the treatment of invasive aspergillosis, a life-threatening fungal infection, in patients where renal impairment or unacceptable toxicity precludes the use of conventional amphotericin B therapy in effective doses and in patients where prior amphotericin B therapy has failed. In December 1996, the Company launched AMPHOTEC in the United States, using its own marketing and sales organization. The Company recently elected to reduce the contract price of AMPHOTEC in response to feedback from its hospital customers that the relative cost of lipid-based amphotericin B therapy, compared to generic amphotericin B therapy, limited the broad use of AMPHOTEC in managed care environments. AMPHOTEC has also received marketing clearance in a number of other countries for the treatment of systemic fungal infections in patients for whom conventional amphotericin B is contraindicated due to toxicity or renal failure or for whom previous antifungal therapy was unsuccessful. The Company's strategy is to commercialize AMPHOTEC in international markets, under the tradename AMPHOCIL(TM), through distribution partners. The Company has entered into a number of distribution agreements, including agreements with Zeneca Limited ("Zeneca") and Bayer, Inc. ("Bayer") in selected countries. A liposome-based amphotericin B product which targets indications similar to those targeted by AMPHOCIL has been first to market and has captured a significant share of the market in many foreign markets. Another competitor launched the first lipid-based antifungal agent in the United States. Competition from these two competitors could have an adverse effect on the market penetration and pricing of AMPHOTEC in both Europe and in the United States.

     The Company recognizes product sales upon shipment of product to its distribution partners and agents internationally and to its distributors in the United States. The Company's quarterly operating results depend upon a variety of factors, including the price, volume and timing of sales of the Company's approved products; variations in payments under collaborative agreements, including royalties, fees and other contract revenues; the availability of third-party reimbursement; and the regulatory approvals of new products, or expanded labeling of existing products. The Company's quarterly operating results may also fluctuate significantly depending on other factors, including the timing of the expansion of clinical trials for DOXIL and the level of clinical trials for SPI-077; changes in the Company's level of research and development; changes in manufacturing capabilities; and variations in gross margins of the Company's products which may be caused by cost increases from third-party manufacturers, availability and cost of raw materials, competitive pricing pressures and the mix between product sales in the United States and sales to the Company's international marketing partners. In addition, sales of a product in any given period, including the quarter in which a new product is initially introduced to the market, may include a significant amount of orders for inventory by distributors and wholesalers and may not necessarily be indicative of actual demand for that product by physicians and patients. There can be no assurance that distributors or wholesalers will be able to forecast demand for product accurately. Fluctuations in operating results will occur to the extent that demand by physicians and patients does not meet distributors' or wholesalers' expectations. The Company expects quarter to quarter fluctuations to continue in the future. In addition, the Company expects operating expenses to increase in 1997, and there can be no assurance that the Company's revenues will not decline or that the Company will ever achieve profitability.

     The Company has incurred losses in each year since its inception and has accumulated approximately $165.5 million in net losses through June 30, 1997, including a net loss of approximately $14.9 million in the first six months of 1997. Although the Company and its marketing partners have commenced marketing DOXIL in the United States and certain international markets and AMPHOTEC in the United States and 19 other countries, there can be no assurance that revenues from product sales or other sources will be sufficient to fund operations or that the Company will achieve profitability or positive cash flow.

     The Company expects its research and development expenses to increase as a result of expanded clinical trials of DOXIL in a variety of solid tumors and expanded clinical trials of SPI-077. The Company expects its marketing and sales expenses to increase as it proceeds with the commercialization of DOXIL and AMPHOTEC through its United States direct sales and marketing organization. As of June 30, 1997, SEQUUS had a United States sales team of 39 individuals experienced in the sale of pharmaceutical and biopharmaceutical products, with particular emphasis on oncology and infectious disease.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 1997 and 1996

     Revenues

     Total revenues were $8.4 million, of which $7.9 million were product sales, during the quarter ended June 30, 1997 compared with $5.5 million of revenues during the quarter ended June 30, 1996, substantially all of which were product sales. DOXIL product sales represented 85% of total product sales in the second quarter of 1997 compared to 93% in the second quarter of 1996. In the second quarter of 1997, the Company recognized revenues of approximately $ 0.5 million under its agreement with Schering-Plough.

     Operating Expenses

     The Company's gross margin decreased to 79% of product sales in the second quarter of 1997 from 87% of product sales in the comparable quarter of the prior year. This decrease in the gross margin is due to the mix of products sold. The Company anticipates that its gross margin will continue to fluctuate depending on the proportion of product sales in the United States relative to sales to the Company's international distribution partners and agents and the product mix. The Company generally recognizes higher margins on direct product sales in the United States than it does on sales to the Company's international distribution partners and agents. Depending on the mix of international versus domestic sales and the product mix in the United States, the Company anticipates that margin rates could decline.

     The principal items of research and development ("R&D") expense are personnel costs, costs of clinical trials, clinical production and supplies. R&D expense increased to $8.4 million in the second quarter of 1997, from $5.8 million in the comparable quarter of 1996. This increase in R&D expenses was primarily due to expanded clinical trials of DOXIL in solid tumors, clinical trial expenses for SPI-077 and increased spending on R&D projects. The Company anticipates that future clinical trial expenses will increase due to expanded clinical trials of DOXIL in a variety of solid tumors and to expanded clinical trials of SPI-077.

     Selling, general and administrative ("SG&A") expenses increased to $6.1 million in the second quarter of 1997 from $4.4 million in the second quarter of 1996. The increase in SG&A expenses was primarily due to the second full quarter of marketing AMPHOTEC in combination with expanded marketing of DOXIL which required the hiring of 15 additional sales personnel. The Company anticipates continued efforts to expand the market for DOXIL and AMPHOTEC in the United States.

     Interest Income

     Interest income remained relatively the same at $0.4 million in the second quarter of 1997 as compared to $0.2 million in the second quarter of 1996.

     Net Loss

     The Company's net loss increased to $7.4 million for the three month period ended June 30, 1997 from $5.2 million for the same period of 1996, an increase of $2.2 million. The net loss per share was $0.24 for the three month period ended June 30, 1997 compared to a net loss of $0.18 per share in the same period of 1996. The increase in net loss per share for the second quarter of 1997 was due primarily to an increase in marketing and sales expenses associated with the second full quarter of AMPHOTEC sales and an increase in clinical trial expenses partially offset by an increase in product sales and revenues recognized under the Schering-Plough agreement.

Six Months Ended June 30, 1997 and 1996

     Revenues

     Total revenues were $16.8 million, of which $14.4 million were product sales, during the six month period ended June 30, 1997 compared with $10.0 million of revenues during the six month period ended June 30, 1996, substantially all of which were product sales. DOXIL product sales represented 85% of total product sales in the second quarter of 1997 compared to 95% in the same period of 1996. For the six month period ended June 30, 1997, the Company recognized revenues of approximately $2.3 million under its agreement with Schering-Plough.

     Operating Expenses

     The Company's gross margin decreased to 79% of product sales in the six month period ended June 30, 1997 from 88% of product sales in the comparable period of the prior year. This decrease in the gross margin is due to the increase in sales through distribution partners and the mix of products sold in the first six months of 1997 versus the same period of 1996. The Company generally recognizes higher margins on direct product sales in the United States than it does on sales to the Company's international distribution partners and agents. Direct product sales were 84% of product sales in the first six months of 1997 and were 89% of product sales in the same period of 1996. The Company anticipates that its gross margin will continue to fluctuate depending on the proportion of product sales in the United States relative to sales to the Company's international distribution partners and agents and the product mix. Depending on the mix of international versus domestic sales and the product mix in the United States, the Company anticipates that margin rates could decline.

     The principal items of R&D expense are personnel costs, costs of clinical trials, clinical production and supplies. R&D expense increased to $15.8 million for the six months ended June 30, 1997, from $11.7 million in the comparable period of 1996. This increase in R&D expenses was primarily due to expanded clinical trials of DOXIL in solid tumors, clinical trial expenses for SPI-077 and increased spending on R&D projects. The Company anticipates that future clinical trial expenses will increase due to expanded clinical trials of DOXIL in a variety of solid tumors and to expanded clinical trials of SPI-077.

     SG&A expenses increased to $13.5 million in the six month period ended June 30, 1997 from $11.7 million in the same period of 1996. This $1.8 million increase in selling, general and administrative expenses was primarily due to the first full six months of marketing AMPHOTEC in combination with expanded marketing of DOXIL which required the hiring of 15 additional sales personnel. The Company anticipates continued efforts to expand the market for DOXIL and AMPHOTEC in the United States.

     Interest Income

     Interest income remained relatively the same at $0.7 million in the six month period ended June 30, 1997 as compared to $0.8 million in the same period of 1996.

     Net Loss

     The Company's net loss increased to $14.9 million for the six month period ended June 30, 1997 from $11.0 million for the same period of 1996, an increase of $3.9 million. The net loss per share was $0.49 for the six month period ended June 30, 1997 compared to a net loss of $0.39 per share in the same period of 1996. The increase in net loss per share for the six months ended June 30, 1997 was due primarily to an increase in marketing and sales expenses associated with the first full six months of AMPHOTEC sales and an increase in clinical trial expenses partially offset by an increase in product sales and revenues recognized under the Schering-Plough agreement.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents at June 30, 1997 were $7.0 million, a decrease of $3.0 million from $10.0 million at December 31, 1996. This decrease represents $9.2 million of cash provided by marketable investments, debt and equity financing offset by $10.7 million of net cash used by operating activities and $1.5 million in capital expenditures. Short Term marketable investments remained relatively the same at $22.6 million as of June 30, 1997 as compared to $22.9 million as of December 31,1996. During June 1997, the Company obtained $5.0 million from a total $10 million working capital loan with Silicon Valley Bank of Santa Clara, California. Payment terms for the $5 million obtained in June, 1997 are interest only for 12 months and principal and interest over the remaining 44 months. The remaining $5 million can be drawn down against eligible accounts receivable. During the three months ended March 31, 1997, the Company received approximately $3.4 million from the exercise of warrants issued to investors in private placements and employee stock options. Of this, approximately $2.1 million was due to the exercise of warrants to purchase approximately 500,000 shares of Common Stock at $4.25 per share.

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

     The Company is also dependent on market acceptance of AMPHOTEC in the United States and in international markets. To date, the Company has had very limited sales of AMPHOTEC in the United States and internationally. The Company faces intense competition and price pressure in marketing and selling AMPHOTEC and recently has elected to cut prices of AMPHOTEC in the United States. A number of factors may limit the market acceptance of DOXIL and AMPHOTEC and any other products developed by the Company, including the timing of regulatory approval and market entry relative to competitive products, the availability of alternate therapies, the price of the Company's products relative to alternative therapies, the availability of third-party reimbursement and the extent of marketing efforts by third-party distributors or agents retained by the Company, as well as the success of the marketing efforts by the Company's sales team which was organized within the last two years. In addition, therapeutic products based on liposome or lipid-based technology have become commercially available only in the last few years. As a result, unanticipated side effects or unfavorable publicity concerning any product incorporating liposome or lipid-based technologies could have an adverse effect on the Company's ability to obtain physician, patient or third-party payor acceptance and to sell the Company's products. There can be no assurance that physicians, patients or third-party payors will accept liposome products or any of the Company's products as readily as traditional forms of medication or at all.

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

LIMITED MARKETING AND SALES EXPERIENCE; DEPENDENCE ON THIRD-PARTY DISTRIBUTORS AND AGENTS

     The Company has limited experience marketing and selling its products. The Company currently markets and sells its products in the United States with a recently expanded sales team of 39 persons. The Company's ability to generate future revenue in the United States is dependent on the success of its direct sales team in marketing DOXIL and AMPHOTEC. Future development of its marketing and sales organization may require significant additional expenditures, management resources and time. In addition, the loss of certain key sales personnel could adversely affect the sales effort and have a material adverse effect on the Company's business, financial condition and results of operations. Several biotechnology and pharmaceutical companies have recently expanded their sales forces, particularly in the field of oncology, which has increased competition for experienced personnel. Furthermore, if the Company enters into marketing partnerships with other companies to augment its own sales organization, the Company's margins on these products would be significantly reduced.

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

     The Company's regulatory clearances to market DOXIL in the United States for refractory KS and in certain European countries and in Australia and New Zealand for first-line and refractory KS were based on extensive clinical data. In 1996, the Company submitted data from its two randomized clinical trials to the FDA to obtain clearance to market DOXIL as a first-line therapy. The FDA has informed the Company that it would require additional information that addresses the methodology of assessing the response rates seen in the trials in order to approve DOXIL for a first-line indication. The Company is currently re-analyzing its existing clinical data, analyzing data not previously submitted, and considering expanding ongoing trials, if necessary, to support a first-line indication. There can be no assurance that the Company will provide such data to the FDA or that any such submission would result in clearance for a KS first-line indication. The marketing clearance for DOXIL in the United States was provided in accordance with the FDA's procedures for Accelerated Approval of New Drugs for Serious or Life-Threatening Illnesses. Accelerated approval regulations require that an applicant study an investigational drug following product launch to verify and describe the drug's clinical benefit. The Company is conducting a post-marketing clinical trial designed to meet accelerated approval requirements. Under FDA accelerated approval regulations, the FDA may withdraw approval following product launch if the Company fails to show due diligence in conducting the post-marketing clinical trial or if this clinical trial fails to demonstrate clinical benefit to the FDA's satisfaction. There can be no assurance that the Company will be able to conduct a satisfactory post-marketing clinical trial or that the results will be satisfactory to the FDA. If the Company is unable to successfully complete the post-marketing clinical trials or if the results are not satisfactory to the FDA, the Company's business, financial condition and results of operations could be materially adversely affected.

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

HISTORY OF OPERATING LOSSES; NEED FOR ADDITIONAL FINANCING

     The Company has incurred losses in each year since its inception and has accumulated approximately $165.5 million in net losses through June 30, 1997, including a net loss of approximately $7.4 million in the quarter ended June 30, 1997. There can be no assurance that revenues from product sales or other sources will be sufficient to fund operations or that the Company will achieve profitability or positive cash flow. Additional financing may be required to fund the Company's continuing operations and product and business development activities in the form of debt or equity securities or bank financing. There can be no assurance that such financing will be available on acceptable terms, if at all. The unavailability of such financing could delay or prevent the development, testing, regulatory approval, manufacturing or marketing of some or all of the Company's products and could have a material adverse effect on the Company's business, financial conditions or results of operations.

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

PART II - OTHER INFORMATION

ITEM 4.

Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting on June 4, 1997, which was adjourned with respect to the stockholders' vote on a proposed Equity Incentive Plan. The Annual Meeting was reconvened on June 18, 1997 at which time the Equity Incentive Plan was considered. At the Annual Meeting, the matters discussed below were considered.

     Each of the nominees for election as a director was elected as follows:

                                             Number of Votes Cast
                                    -------------------------------------
Name                                For                         Withheld
----                                ---                         --------
Robert G. Faris                     23,364,284                  1,005,017
I. Craig Henderson, M.D.            23,386,918                    982,383
Scott Minick                        23,362,677                  1,006,624
Richard C. E. Morgan                23,390,625                    978,676
E. Donnall Thomas                   23,367,072                  1,002,229

The stockholders approved an amendment to the Company's Employee Stock Purchase Plan to increase the number of shares reserved for issuance thereunder from 250,000 to 778,000. The amendment was approved by a vote of 14,869,360 shares For, 3,257,960 shares Against, 468,301 shares Abstaining and 5,773,680 Broker Non-Votes. The stockholders also approved the Company's Equity Incentive Plan. The Plan was approved by a vote of 10,943,676 shares For, 480,238 shares Abstaining, and 10,194,137 shares Against.



ITEM 6.

Exhibits and Reports on Form 8-K

      Exhibits

          10.1    Equity Incentive Plan
          10.2    Employee Stock Purchase Plan
          27      Financial Data Schedule

      Reports on Form 8-K

During the six months ended June 30, 1997, a report relating to the adoption of a Stockholders Rights Plan was reported on Form 8-K.

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     SEQUUS PHARMACEUTICALS, INC.
                                     ----------------------------
                                              (Registrant)





Date: August 14, 1997                By: /s/ Anthony T. Hendrickson
                                         --------------------------------------
                                         Anthony T. Hendrickson
                                         Corporate Controller
                                          (Principal Accounting Officer)

                                     By: /s/ L. Scott Minick
                                         --------------------------------------
                                         L. Scott Minick
                                         President and Chief Operating Officer

                                 EXHIBIT INDEX

          10.1    Equity Incentive Plan
          10.2    Employee Stock Purchase Plan
          27      Financial Data Schedule