Form 10-Q
period 1997-09-30
SEQUUS PHARMACEUTICALS INC
filed 1997-11-12
CIK 812444

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

        [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended September 30, 1997

                                              OR

        [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR
                15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from __________________ to ___________________

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

As of October 17, 1997, the number of outstanding shares of the Company's common stock, par value $.0001, was 30,545,435.

                          SEQUUS PHARMACEUTICALS, INC.

                                      INDEX



PART I.  FINANCIAL INFORMATION                                                  Page No.
                                                                                --------
  ITEM 1.  Condensed Financial Statements (unaudited)

           Condensed Balance Sheets
           September 30, 1997 and December 31, 1996............................    1

           Condensed Statements of Operations for the
           Three and Nine Months Ended September 30, 1997 and 1996.............    2

           Condensed Statements of Cash Flows for the
           Nine Months Ended September 30, 1997 and 1996.......................    3

           Notes to Condensed Financial Statements ............................    4

  ITEM 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations.......................    6


PART II.  OTHER INFORMATION

  ITEM 4.  Submission of Matters to Stockholder................................   20

  ITEM 6.  Exhibits and Reports on Form 8-K....................................   20

  Signature....................................................................   21

                          SEQUUS PHARMACEUTICALS, INC.
                            CONDENSED BALANCE SHEETS
                                 (in thousands)
                                  (unaudited)


                                                              September 30,     December 31,
                                                                  1997             1996
                                                              -------------     ------------
 ASSETS

 Current Assets:
   Cash and cash equivalents                                    $   7,056        $   9,997
   Short-term marketable investments                               20,755           22,949
   Accounts receivable, net                                         5,109            8,972
   Inventories                                                      4,057            5,697
   Prepaid expenses and other current assets                        1,722            1,601
                                                                ---------        ---------
               Total Current Assets                                38,699           49,216

   Equipment and improvements, net                                  6,397            5,564
   Other assets                                                       280              188
                                                                ---------        ---------
               Total Assets                                     $  45,376        $  54,968
                                                                =========        =========


 LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities:
   Accounts payable                                             $   4,106        $   4,539
   Accrued compensation                                             2,738            3,149
   Accrued clinical costs                                           1,620            1,014
   Other accrued liabilities                                        2,034            1,939
   Deferred revenue                                                   844               --
                                                                ---------        ---------
               Total Current Liabilities                           11,342           10,641

Long term debt                                                      5,000               --

 Stockholders' Equity:
   Common stock                                                         3                3
   Additional paid-in capital                                     199,663          194,948
   Accumulated deficit                                           (170,632)        (150,624)
                                                                ---------        ---------
               Total Stockholders' Equity                          29,034           44,327
                                                                ---------        ---------

               Total Liabilities and Stockholders' Equity       $  45,376        $  54,968
                                                                =========        =========



            See accompanying notes to condensed financial statements

                          SEQUUS PHARMACEUTICALS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                     (in thousands except per share amounts)
                                   (unaudited)


                                              Three Months Ended            Nine Months Ended
                                                 September 30,                September 30,
                                             ---------------------        ----------------------
                                              1997          1996            1997          1996
                                             -------       -------        --------      --------
Revenues:

  Product sales                              $ 9,208       $ 6,225        $ 23,612      $ 16,167
  Royalties and fees                           1,310         5,331           3,675         5,400
                                             -------       -------        --------      --------
          Total Revenues                      10,518        11,556          27,278        21,567

Expenses:

  Cost of goods sold                           1,847         1,048           4,818         2,269
  Research and development                     8,100         7,621          23,945        19,349
  Selling, general and administrative          5,894         3,938          19,384        12,796
                                             -------       -------        --------      --------
          Total Expenses                      15,841        12,607          48,147        34,414

  Net interest and other income                  170           392             841         1,238
                                             -------       -------        --------      --------
          Net Loss                           $(5,153)      $  (659)       $(20,019)     $(11,609)
                                             =======       =======        ========      ========

Net loss per common share                    $ (0.17)      $ (0.02)        $ (0.66)      $ (0.40)
                                             =======       =======        ========      ========

Common shares used in calculation of net
  loss per share                              30,476        29,280          30,292        28,710
                                             =======       =======        ========      ========










            See accompanying notes to condensed financial statements

                          SEQUUS PHARMACEUTICALS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                Increase (decrease) in cash and cash equivalents
                                 (in thousands)
                                   (unaudited)


                                                                 Nine Months Ended
                                                                   September 30,
                                                             ------------------------
                                                               1997            1996
                                                             --------        --------
 Cash flows from operating activities:
        Net loss                                             $(20,019)       $(11,609)
        Adjustment to reconcile net loss to net cash
          used in operating activities:
             Depreciation and amortization                      1,583           1,294
             Issuance of common stock to 401(k) Plan              287             174
        Changes in operating assets and liabilities:
             Accounts receivable                                3,863          (1,909)
             Inventories                                        1,640          (2,511)
             Prepaid expenses and other current assets           (121)         (5,004)
             Other assets                                        (151)            (29)
             Accounts payable                                    (433)         (1,170)
             Accrued compensation                                (411)           (275)
             Accrued clinical costs                               606             233
             Other accrued liabilities                             95              25
             Deferred revenue                                     844            (716)
                                                             --------        --------
             Net cash used in operating activities
                                                              (12,217)        (21,497)
                                                             --------        --------

 Cash flows from investing activities:
        Available-for-sale securities:
             Purchases                                        (51,442)        (39,707)
             Sales                                             19,165          34,022
             Maturities                                        34,482          23,424
        Capital expenditures                                   (2,357)         (1,833)
                                                             --------        --------
             Net cash (used in) provided by investing
               activities                                        (152)         15,906
                                                             --------        --------

 Cash flows from financing activities:
       Long term debt borrowingsSale of                         5,000              --
       common stock                                             4,428           8,784
                                                             --------        --------
             Net cash provided by financing activities          9,428           8,784
                                                             --------        --------

 Net  (decrease) increase in cash and cash equivalents         (2,941)          3,193

 Cash and cash equivalents at beginning
 of the period                                                  9,997           6,770
                                                             --------        --------

 Cash and cash equivalents at end
 of the period                                               $  7,056        $  9,963
                                                             ========        ========


            See accompanying notes to condensed financial statements

                          SEQUUS PHARMACEUTICALS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               September 30, 1997
                                   (unaudited)


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

        In the opinion of management, the accompanying unaudited condensed financial statements of SEQUUS contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 1997, and the results of operations for the three and nine month periods ended September 30, 1997 and 1996, and the changes in cash flows for the nine month periods ended September 30, 1997 and 1996, in accordance with generally accepted accounting principles.

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

        Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. At September 30, 1997, all investments are classified as available-for-sale securities and are carried at fair value, with the unrealized gains and losses reported as a component of accumulated deficit. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in net income. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in net income. The cost of securities sold is based on the specific identification method.

        The following is a summary of available-for-sale securities (in thousands):

                                                              GROSS UNREALIZED
         As of September 30, 1997                 AMORTIZED   ----------------   ESTIMATED
                                                    COST       GAINS    LOSSES   FAIR VALUE
                                                   -------      ---      ---      -------
         United States government securities....   $ 9,965      $12        -      $ 9,977
         United States corporate securities.....     8,739       13        -        8,752
         Foreign debt securities................     2,024        2        -        2,026
                                                   -------      ---      ---      -------
                                                   $20,728      $27        -      $20,755
                                                   =======      ===      ===      =======

                                                              GROSS UNREALIZED
         As of December 31, 1996                  AMORTIZED   ----------------    ESTIMATED
                                                    COST       GAINS    LOSSES    FAIR VALUE
                                                   -------      ---      ---      -------
         United States government securities....   $ 7,434       $1      ($1)     $ 7,434
         United States corporate securities.....     7,399        1        -        7,400
         Foreign debt securities................     8,114        1        -        8,115
                                                   -------      ---      ---      -------
                                                   $22,947       $3      ($1)     $22,949
                                                   =======      ===      ===      =======

        The gross realized gains and losses on sales of available-for-sale securities were immaterial for the quarters ended September 30, 1997 and 1996. As of September 30, 1997 the average portfolio duration was approximately 81 days.

3.      INVENTORIES

        Inventories are stated at the lower of cost (principally first-in, first-out) or market. The inventory detail is as follows (in thousands):

                                              SEPTEMBER 30,   DECEMBER 31,
                                                  1997            1996
                                                  ----            ----
                Raw materials.............       $2,703          $2,801
                Work-in-process...........           62           2,223
                Finished goods............        1,292             673
                                                 ------          ------
                                                 $4,057          $5,697
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

OVERVIEW

        The Company is a leader in developing and commercializing lipid-based biopharmaceutical products primarily to treat cancer and infectious diseases. The Company formulates its proprietary STEALTH(R) liposomes with existing drugs, or with therapeutics under development, to develop new products with improved safety and efficacy profiles. The Company developed and is marketing DOXIL(R), an anticancer drug, and AMPHOTEC(R), an antifungal drug, in the United States through its direct sales organization and internationally through its marketing partners. The Company is currently conducting additional clinical trials for the use of DOXIL in the treatment of certain solid tumors, including a Phase III clinical trial in refractory ovarian cancer and a number of breast cancer trials. In addition, SEQUUS is currently conducting a Phase I trial of its STEALTH cisplatin formulation, SPI-077, for the treatment of cancer.

        SEQUUS developed DOXIL, a proprietary STEALTH liposome formulation encapsulating a leading anticancer drug, doxorubicin. In November 1995, SEQUUS received marketing clearance from the United States Food and Drug Administration ("FDA") for DOXIL for the treatment of Kaposi's sarcoma ("KS") in people with AIDS whose KS has progressed on prior chemotherapy or in patients who are intolerant to such therapy. In December 1995, the Company launched DOXIL in the United States, using its own marketing and sales team. In June 1996, the Company was granted marketing authorization for DOXIL under the trade name CAELYX(TM) in the 15 member states of the European Union ("EU") for the treatment of first-line and refractory KS in patients with low CD4 counts and extensive mucocutaneous or visceral disease. The drug may be used as first-line systemic chemotherapy, or as second-line chemotherapy, in KS patients with disease that has progressed with, or in patients who are intolerant to, prior combination chemotherapy comprising at least two of the following agents: a Vinca alkaloid, bleomycin, and doxorubicin (or other anthracycline). In June 1997, the Company was granted marketing authorization for DOXIL in Australia and New Zealand.

        In September 1996, the Company entered into a distribution agreement with Schering-Plough Corporation ("Schering-Plough") under which Schering-Plough has rights to market and sell CAELYX worldwide, except for the United States, Japan and certain other countries. As of September 30, 1997, Schering-Plough had launched CAELYX in Germany, United Kingdom, Sweden, Austria, Denmark, Finland and the Netherlands. Pricing discussions are underway with the appropriate agencies in those European countries where pricing approval is required. In addition, the Company and Schering-Plough are jointly planning the clinical development of DOXIL for the treatment of solid tumors in the United States and certain international markets. Schering-Plough will be responsible for conducting certain of these clinical trials. The Company received fees of $5.3 million and $3.3 million from Schering-Plough through the first nine months of 1996 and 1997, respectively.

        The Company used its first-generation lipid-based delivery technology to develop AMPHOTEC, a proprietary formulation of a leading antifungal drug, amphotericin B. In November 1996, SEQUUS received marketing clearance from the FDA for AMPHOTEC for the treatment of invasive aspergillosis, a life-threatening fungal infection, in patients where renal impairment or unacceptable toxicity precludes the use of conventional amphotericin B therapy in effective doses and in patients where prior amphotericin B therapy has failed. In December 1996, the Company launched AMPHOTEC in the United States, using its own marketing and sales organization. In April 1997, the Company elected to reduce the contract price of AMPHOTEC in response to feedback from its hospital customers that the relative cost of lipid-based amphotericin B therapy, compared to generic amphotericin B therapy, limited the broad use of AMPHOTEC in managed care environments. AMPHOTEC has also received marketing clearance in a number of other countries for the treatment of systemic fungal infections in patients for whom conventional amphotericin B is contraindicated due to toxicity or renal failure or for whom previous antifungal therapy was unsuccessful. The Company's strategy is to commercialize AMPHOTEC in international markets, under the trade name AMPHOCIL, through distribution partners. The Company has entered into a number of distribution agreements, including agreements with Zeneca Limited ("Zeneca") and Bayer, Inc. ("Bayer") in selected countries. A liposome-based amphotericin B product which targets indications similar to those targeted by AMPHOCIL has been first to market and has captured a significant share of the market in many foreign markets. This liposome-based amphotericin B product was also recently launched in the United States joining a second competitor who launched the first lipid-based antifungal agent in the United States. Competition from these two competitors could have an adverse effect on the market penetration and pricing of AMPHOTEC in both Europe and in the United States.

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

        The Company has incurred losses in each year since its inception and has accumulated approximately $170.6 million in net losses through September 30, 1997, including a net loss of approximately $20.0 million in the first nine months of 1997. Although the Company and its marketing partners have commenced marketing DOXIL in the United States and certain international markets and AMPHOTEC in the United States and 19 other countries, there can be no assurance that revenues from product sales or other sources will be sufficient to fund operations or that the Company will achieve profitability or positive cash flow.

        The Company expects its research and development expenses to increase as a result of expanded clinical trials of DOXIL in a variety of solid tumors and expanded clinical trials of SPI-077. The Company expects its marketing and sales expenses to increase as it proceeds with the commercialization of DOXIL and AMPHOTEC through its United States direct sales and marketing organization. As of September 30, 1997, SEQUUS had a United States sales team of 39 individuals experienced in the sale of pharmaceutical and biopharmaceutical products, with particular emphasis on oncology and infectious disease.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 1997 and 1996

        Revenues

        Total revenues were $10.5 million, of which $9.2 million were product sales, during the quarter ended September 30, 1997. By comparison, total revenues were $11.6 million during the quarter ended September 30, 1996 of which $6.2 million were product sales. DOXIL product sales represented 86% of total product sales in the third quarter of 1997 compared to 94% in the third quarter of 1996. In the third quarter of 1997, the Company recognized revenues of approximately $ 1.0 million under its agreement with Schering-Plough and $0.3 million under its research and development agreement with Bayer. In the comparative third quarter of 1996, the Company recognized revenues of approximately $5.4 million which included a one-time distribution rights payment from Schering-Plough of $5.3 million.

        Operating Expenses

        The Company's gross margin decreased to 80% of product sales in the third quarter of 1997 from 83% of product sales in the comparable quarter of the prior year. This decrease in the gross margin is due to the mix of products sold. The Company anticipates that its gross margin will continue to fluctuate or may decline depending on the proportion of product sales in the United States relative to sales to the Company's international distribution partners and agents and the product mix. The Company generally recognizes higher margins on direct product sales in the United States than it does on sales to the Company's international distribution partners and agents.

        The principal items of research and development ("R&D") expense are personnel costs, costs of clinical trials, clinical production and supplies. R&D expense increased to $8.1 million in the third quarter of 1997, from $7.6 million in the comparable quarter of 1996. This increase in R&D expenses was primarily due to expanded clinical trials of DOXIL in solid tumors, clinical trial expenses for SPI-077 and increased spending on R&D projects. The Company anticipates that future clinical trial expenses will increase due to expanded clinical trials of DOXIL in a variety of solid tumors and to expanded clinical trials of SPI-077.

        Selling, general and administrative ("SG&A") expenses increased to $5.9 million in the third quarter of 1997 from $3.9 million in the third quarter of 1996. The increase in SG&A expenses was primarily due to the third full quarter of marketing AMPHOTEC in combination with the expanded marketing of DOXIL which included an additional seven sales personnel in 1997 over the comparable third quarter of 1996. The Company anticipates continued efforts to expand the market for DOXIL and AMPHOTEC in the United States.

        Interest Income, net

        Interest income decreased to $0.2 million in the third quarter of 1997 as compared to $0.4 million in the third quarter of 1996, due to interest expense of $0.1 million and the decrease in cash available for investment.

        Net Loss

        The Company's net loss increased to $5.2 million for the three month period ended September 30, 1997 from $0.7 million for the same period of 1996, an increase of $4.5 million. The net loss per share was $0.17 for the three month period ended September 30, 1997 compared to a net loss of $0.02 per share in the same period of 1996. The increase in net loss per share for the third quarter of 1997 was due primarily to an increase in marketing and sales expenses associated with the third full quarter of AMPHOTEC sales, an increase in clinical trial expenses and the absence of a similar 1996 one-time upfront payment under the Schering-Plough distribution agreement partially offset by an increase in product sales and revenues recognized under the Bayer agreement.

Nine Months Ended September 30, 1997 and 1996

        Revenues

        Total revenues were $27.3 million, of which $23.6 million were product sales, during the nine month period ended September 30, 1997. During the comparable nine month period ended September 30, 1996, total revenues were $21.6 million of which $16.2 were product sales. DOXIL product sales represented 85% of total product sales in the third quarter of 1997 compared to 94% in the same period of 1996. For the nine month period ended September 30, 1997, the Company recognized revenues of approximately $3.3 million under its agreement with Schering-Plough and $0.3 under it agreement with Bayer. For the comparable nine month period ended September 30, 1996, the Company recognized revenues of approximately $5.4 million which included a one-time distribution rights payment from Schering-Plough of $5.3 million.

        Operating Expenses

        The Company's gross margin decreased to 80% of product sales in the nine month period ended September 30, 1997 from 86% of product sales in the comparable period of the prior year. This decrease in the gross margin is due to the increase in sales through distribution partners and the mix of products sold in the first nine months of 1997 versus the same period of 1996. The Company generally recognizes higher margins on direct product sales in the United States than it does on sales to the Company's international distribution partners and agents. Direct product sales were 87% of product sales in the first nine months of 1997 and were 95% of product sales in the same period of 1996. The Company anticipates that its gross margin will continue to fluctuate or may decline depending on the proportion of product sales in the United States relative to sales to the Company's international distribution partners and agents and the product mix.

        The principal items of R&D expense are personnel costs, costs of clinical trials, clinical production and supplies. R&D expense increased to $23.9 million for the nine months ended September 30, 1997, from $19.3 million in the comparable period of 1996. This increase in R&D expenses was primarily due to expanded clinical trials of DOXIL in solid tumors, clinical trial expenses for SPI-077 and increased spending on R&D projects. The Company anticipates that future clinical trial expenses will increase due to expanded clinical trials of DOXIL in a variety of solid tumors and to expanded clinical trials of SPI-077.

        SG&A expenses increased to $19.4 million in the nine month period ended September 30, 1997 from $12.8 million in the same period of 1996. This $6.6 million increase in selling, general and administrative expenses was primarily due to the first full nine months of marketing AMPHOTEC in combination with expanded marketing of DOXIL which required the hiring of 15 additional sales personnel over the comparable nine month period of 1996. The Company anticipates continued efforts to expand the market for DOXIL and AMPHOTEC in the United States.

        Interest Income, net

        Interest income decreased to $0.8 million in the nine month period ended September 30, 1997 from $1.2 million in 1996, due to the decrease in cash available for investment.

        Net Loss

        The Company's net loss increased to $20.0 million for the nine month period ended September 30, 1997 from $11.6 million for the same period of 1996, an increase of $8.4 million. The net loss per share was $0.66 for the nine month period ended September 30, 1997 compared to a net loss of $0.40 per share in the same period of 1996. The increase in net loss per share for the nine months ended September 30, 1997 was due primarily to an increase in marketing and sales expenses associated with the first full nine months of AMPHOTEC sales, an increase in clinical trial expenses and the absence of a similar 1996 one-time upfront payment under the Schering-Plough distribution agreement partially offset by an increase in product sales and revenues recognized under the Bayer agreement.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's cash and cash equivalents at September 30, 1997 were $7.1 million, a decrease of $2.9 million from $10.0 million at December 31, 1996. This decrease represents $11.7 million of cash provided by marketable investments, debt and equity financing offset by $12.2 million of net cash used by operating activities and $2.4 million in capital expenditures. Short Term marketable investments decreased to $20.8 million as of September 30, 1997 as compared to $22.9 million as of December 31,1996. In June 1997, the Company obtained $5.0 million from a total $10 million working capital loan with Silicon Valley Bank of Santa Clara, California. Payment terms for the $5 million obtained in June, 1997 are interest only for 12 months and principal and interest over the remaining 44 months. The remaining $5 million can be drawn down against eligible accounts receivable. During the three months ended March 31, 1997, the Company received approximately $3.4 million from the exercise of warrants issued to investors in private placements and employee stock options. Of this, approximately $2.1 million was due to the exercise of warrants to purchase approximately 500,000 shares of Common Stock at $4.25 per share.

        The Company believes that the Company's existing cash balances, interest income, revenues from operations will be adequate to fund its planned activities at least through the next 12 months. The Company may decide to raise additional financing sooner. There can be no assurance that adequate financing will be available on satisfactory terms, if at all.

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

LIMITED MARKETING AND SALES EXPERIENCE; DEPENDENCE ON THIRD-PARTY DISTRIBUTORS AND AGENTS

        The Company has limited experience marketing and selling its products. The Company currently markets and sells its products in the United States with a sales team of 39 persons. The Company's ability to generate future revenue in the United States is dependent on the success of its direct sales team in marketing DOXIL and AMPHOTEC. Future development of its marketing and sales organization may require significant additional expenditures, management resources and time. In addition, the loss of certain key sales personnel could adversely affect the sales effort and have a material adverse effect on the Company's business, financial condition and results of operations. Several biotechnology and pharmaceutical companies have recently expanded their sales forces, particularly in the field of oncology, which has increased competition for experienced personnel. Furthermore, if the Company enters into marketing partnerships with other companies to augment its own sales organization, the Company's margins on these products would be significantly reduced.

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

DEPENDENCE ON THIRD-PARTY MANUFACTURING AND SOLE-SOURCE SUPPLIERS; MANUFACTURING RISKS

        The Company's internal manufacturing capabilities are limited to producing products for preclinical development. The Company is dependent on Ben Venue Laboratories, Inc. to manufacture commercial-scale quantities of AMPHOTEC and DOXIL pursuant to supply agreements. There can be no assurance that Ben Venue will continue to meet FDA or product specification standards or that the Company's manufacturing requirements can be met in a consistent and timely manner. Only a limited number of contract manufacturers are capable of manufacturing AMPHOTEC and DOXIL, and any alternative manufacturer would require regulatory approval to manufacture the product which would likely take several months, if at all. The Company is in the process of developing additional manufacturing capacity, but to-date has not sought approval of an additional manufacturer for its products. The Company has in the past experienced batch failures in the manufacturing process for AMPHOTEC and DOXIL. Any batch failures in the future could result in a material increase in cost of goods sold or in the Company's inability to deliver products on a timely basis. In addition, the Company may be unable to obtain sufficient contract manufacturing capacity due to competing demands on the contract manufacturer's capacity or other reasons. In the event of any interruption of supply from the contract manufacturer due to regulatory reasons, significant batch failures, capacity constraints or other causes, there can be no assurance that the Company could make alternative manufacturing arrangements on a timely basis, if at all. Such an interruption would have a material adverse effect on the Company's business, financial condition and results of operations.

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

UNCERTAINTY OF FUTURE FINANCIAL RESULTS; FLUCTUATIONS IN OPERATING RESULTS

        The Company's quarterly operating results depend upon a variety of factors, including the price, volume and timing of sales of the Company's approved products; variations in payments under collaborative agreements, including royalties, fees and other contract revenues; the availability of third-party reimbursement; and the regulatory approvals of new products, or expanded labeling of existing products. The Company's quarterly operating results may also fluctuate significantly depending on other factors, including the timing of the expansion of clinical trials for DOXIL and SPI-077; changes in the Company's level of research and development; changes in manufacturing capabilities; and variations in gross margins of the Company's products which may be caused by cost increases from third-party manufacturers, availability and cost of raw materials, competitive pricing pressures and the mix between product sales in the United States and sales to the Company's international marketing partners. In addition, sales of a product in any given period, including the quarter in which a new product is initially introduced to the market, may include a significant amount of orders for inventory by distributors and wholesalers and may not necessarily be indicative of actual demand for that product by physicians and patients. There can be no assurance that distributors or wholesalers will be able to forecast demand for product accurately. Fluctuations in operating results will occur to the extent that demand by physicians and patients does not meet distributors' or wholesalers' expectations. The Company expects quarter to quarter fluctuations to continue in the future. In addition, the Company expects operating expenses to increase in 1997, and there can be no assurance that the Company's revenues will not decline or that the Company will ever achieve profitability.

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

HISTORY OF OPERATING LOSSES; NEED FOR ADDITIONAL FINANCING

        The Company has incurred losses in each year since its inception and has accumulated approximately $170.6 million in net losses through September 30, 1997, including a net loss of approximately $5.2 million in the quarter ended September 30, 1997. There can be no assurance that revenues from product sales or other sources will be sufficient to fund operations or that the Company will achieve profitability or positive cash flow. Additional financing may be required to fund the Company's continuing operations and product and business development activities in the form of debt or equity securities or bank financing. There can be no assurance that such financing will be available on acceptable terms, if at all. The unavailability of such financing could delay or prevent the development, testing, regulatory approval, manufacturing or marketing of some or all of the Company's products and could have a material adverse effect on the Company's business, financial conditions or results of operations.

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

        Each of the nominees for election as a director was elected as follows:

                                            Number of Votes Cast
                                            --------------------
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

ITEM 6.

Exhibits and Reports on Form 8-K

(a)      Exhibits

         10.1     Loan and Security Agreement with Silicon Valley Bank
         27       Financial Data Schedule

(b)      Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended September 30, 1997.

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SEQUUS PHARMACEUTICALS, INC.
                                        ----------------------------------------
                                                (Registrant)



Date: November 10, 1997                 By: /s/ Anthony T. Hendrickson
                                            ------------------------------------
                                            Anthony T. Hendrickson
                                            Corporate Controller
                                            (Principal Accounting Officer)


                                        By: /s/ I Craig Henderson, M.D.
                                            ------------------------------------
                                            Chairman and Chief Executive Officer

                               INDEX TO EXHIBITS


Exhibit
Number                           Description
------                           -----------
 10.1          Loan and Security Agreement with Silicon Valley Bank
 27            Financial Data Schedule