Form 10-K405
period 1997-12-31
SEQUUS PHARMACEUTICALS INC
filed 1998-03-31
CIK 812444

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
            (Mark One)

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1997

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from__________ to __________
                         Commission file number 0-15847

                          SEQUUS PHARMACEUTICALS, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                         DELAWARE                                                        94-3031834
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION              (I.R.S. EMPLOYER IDENTIFICATION NO.)


      960 HAMILTON COURT, MENLO PARK, CA                       94025
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)


       Registrant's telephone number, including area code: (650) 323-9011

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $0.0001 Par Value
                                (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

    The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock on the Nasdaq National Market on December 31, 1997, was $ 227,597,578. Solely for the purposes of this calculation, each officer and director of the registrant is deemed to be an affiliate.

The number of shares of Common Stock outstanding as of December 31, 1997 was 30,601,355.

                       DOCUMENTS INCORPORATED BY REFERENCE

            Document                                   Form 10-K Part

Portions of registrant's definitive Proxy Statement
to be filed with the Securities and Exchange
Commission on or prior to April 27, 1998 and to be
used in connection with the Annual Meeting of
Stockholders.                                               III

                                TABLE OF CONTENTS


                                                                            PAGE
Item 1.     BUSINESS.....................................................     1


Item 2.     PROPERTIES...................................................    25


Item 3.     LEGAL PROCEEDINGS............................................    25


Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........    25


Item 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS..........................................    29

Item 6.     SELECTED FINANCIAL DATA......................................    29


Item 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS....................................    29

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................    29


Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE..........................    29

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...........    30


Item 11.    EXECUTIVE COMPENSATION.......................................    30


Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT...................................................    30

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............    30


Item 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
            ON FORM 8-K..................................................    31

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

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

    SEQUUS Pharmaceuticals, Inc. ("SEQUUS" or the "Company") is an integrated pharmaceutical company engaged in the development of therapies for cancer and other diseases utilizing advanced drug delivery technologies. The Company focuses on utilizing its proprietary STEALTH liposomes to create new drug products with improved safety and efficacy profiles. The Company has developed and is marketing DOXIL, an anticancer drug, and AMPHOTEC, an antifungal drug, in the United States through its direct sales organization and internationally through its marketing partners. The Company is currently conducting Phase III clinical trials of DOXIL in patients with ovarian cancer. A Phase II clinical trial of DOXIL is also underway in patients with breast cancer as are numerous Phase I/II trials of DOXIL in the treatment of patients with other solid tumors. In addition, SEQUUS is currently conducting Phase I and Phase II trials of its STEALTH cisplatin formulation, SPI-077, for the treatment of cancer.

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

    SEQUUS developed DOXIL, a proprietary STEALTH liposome formulation of doxorubicin, a leading anticancer drug. In November 1995, SEQUUS received marketing clearance from the United States Food and Drug Administration ("FDA") for DOXIL for the treatment of Kaposi's sarcoma ("KS") in people with AIDS whose KS has progressed on prior chemotherapy or in patients who are intolerant to such therapy ("refractory KS"). In December 1995, the Company launched DOXIL in the United States, using its own marketing and sales team, and achieved domestic product sales of approximately $20.9 million in 1996 and $ 27.0 million in 1997. In June 1996, the Company was granted marketing authorization for DOXIL under the tradename CAELYX in the 15 member states of the European Union ("EU") for the treatment of first-line and refractory KS in patients with low CD4 counts and extensive mucocutaneous or visceral disease. The drug may be used as first-line systemic chemotherapy, or as second-line chemotherapy, in KS patients with

----------------
    The following trademarks of SEQUUS are used throughout this Annual Report on Form 10-K: STEALTH(R), AMPHOTEC(TM), AMPHOCIL(TM), DOXIL(R), CAELYX(TM) and SEQUUS(TM). Tradenames and trademarks appearing in this Annual Report on Form 10-K are the property of their respective holders.

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

    The Company used another lipid-based delivery technology to develop AMPHOTEC, a proprietary formulation of a leading antifungal drug, amphotericin
B. In November 1996, SEQUUS received marketing clearance from the FDA for AMPHOTEC for the treatment of invasive aspergillosis, a life-threatening fungal infection, in patients where renal impairment or unacceptable toxicity precludes the use of conventional amphotericin B therapy in effective doses and in patients who have failed prior amphotericin B therapy. In December 1996, the Company launched AMPHOTEC in the United States. AMPHOTEC has also received marketing clearance and is available in over 20 other countries for the treatment of systemic fungal infections in patients for whom conventional amphotericin B is contraindicated due to toxicity or renal failure or for whom previous antifungal therapy was unsuccessful. The Company's strategy is to commercialize AMPHOTEC in international markets, under the tradename AMPHOCIL, through distribution partners. The Company has entered into a number of distribution agreements, including agreements with Zeneca Limited ("Zeneca") and Bayer, Inc. ("Bayer") in selected countries.

    The Company is developing SPI-077, a proprietary STEALTH liposome formulation of cisplatin, a widely used anticancer drug. The utility of conventional cisplatin is limited by a range of potentially serious and irreversible toxicities. Based upon results from preclinical studies, the Company believes that SPI-077 may have safety and efficacy advantages over conventional cisplatin. In December 1996, the Company began a Phase I clinical trial of SPI-077 in the treatment of solid tumors. The Phase I trial is focused on determining the maximum tolerated dose of SPI-077 and establishing the toxicity profile of SPI-077 in patients with advanced malignancies not amenable to other cancer treatment. The Company recently initiated a Phase II clinical trial of SPI-077 in patients with lung cancer.

    The Company's research and development efforts focus on developing new products based on STEALTH liposome technology and expanding the STEALTH technology platform to create additional methods of drug delivery. Products in the early development stage include STEALTH liposome formulations of CD4 for treating people with HIV, a quinolone antibiotic (ciprofloxacin) for treating life-threatening respiratory tract infections or other severe systemic bacterial infections, and a radiosensitizing agent for treating cancer. The Company is also conducting research in the field of oligeonucleotides, small molecules, peptide and gene delivery using STEALTH liposomes.

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

    To address these limitations, SEQUUS developed patented liposomes that are stable in plasma and avoid rapid removal from the bloodstream. This was achieved by attaching polyethyleneglycol ("PEG") to the surface of the liposomes to form the Company's proprietary long-circulating STEALTH liposomes. For example, clinical data demonstrate that an anthracycline encapsulated in STEALTH liposomes (DOXIL) has a circulating half-life of approximately 55 hours compared to a half-life of approximately five hours for the other commercially available liposomal anthracycline product. In addition, STEALTH liposomes are large enough that they typically do not escape out of the bloodstream and into tissues through normal, healthy blood vessels. As a consequence, STEALTH liposomes continue to circulate intact until they reach tissues where new blood vessels are forming, such as tumors, sites of inflammation, and sites of injury. The Company's clinical data have demonstrated that the STEALTH liposomes leave the blood vessels in these locations, accumulate in high amounts, and then slowly release the encapsulated drug. As a result, the Company believes that STEALTH liposomes target diseased tissue, where the drugs can have a benefit, and avoid healthy tissues where the drugs will cause damage. For example, the Company has shown an up to 53-fold increase of

DOXIL-delivered doxorubicin in certain tumors as compared to unencapsulated doxorubicin. An additional significant benefit of STEALTH technology is that certain molecules which cannot be encapsulated inside a liposome can be attached to the PEG on the surface of the liposomes. The Company believes that this may enable it to develop additional drug delivery products using its STEALTH technology.

    The Company uses additional lipid-based drug delivery technology in the development of its proprietary products. For example, AMPHOTEC is a novel lipid-based colloidal dispersion which forms a stable suspension of the active drug, amphotericin B. The Company believes the stability of the formulation enables it to reduce manufacturing costs, lengthen shelf-life and ease preparation of the product prior to administration relative to other lipid-based products.

BUSINESS STRATEGY

    The Company's strategy is to build an integrated pharmaceutical company engaged in the development of therapies for cancer and other diseases utilizing advanced drug delivery technologies. The Company is focusing its near-term efforts on: (i) commercializing DOXIL and AMPHOTEC in the United States through its own sales team and in selected international markets through marketing partners; (ii) developing additional uses and markets for DOXIL and AMPHOTEC by establishing clinical efficacy in a range of additional indications; (iii) characterizing the clinical benefit of SPI-077 through an aggressive clinical development program; (iv) developing new products in the SEQUUS pipeline utilizing STEALTH liposomes and other proprietary drug delivery technology; (v) increasing the Company's manufacturing capacity and expanding into additional production facilities; and (vi) leveraging the STEALTH platform, either alone or through strategic alliances, to create additional proprietary products and drug delivery technologies.

PRODUCTS AND PRODUCTS UNDER DEVELOPMENT

    The current status of the Company's principal products, potential products under development and research projects is discussed below.

  DOXIL

    Doxorubicin is a widely prescribed anthracycline antibiotic used for the treatment of many different forms of cancer, including breast and ovarian cancer, leukemias, sarcomas and Hodgkin's disease. Though effective in treating these and other cancers, doxorubicin may produce irreversible myocardial toxicity, manifested in its most severe form by life-threatening congestive heart failure. The risk of developing congestive heart failure increases with increasing total cumulative doses of doxorubicin in excess of 450 mg/m(2). Doxorubicin also causes suppression of white blood cell production, which may be dose limiting, as well as toxicities such as nausea and vomiting and hair loss. It is believed that the initial rapid uptake by the tissues (both diseased and healthy) of doxorubicin is a major contributing factor to its toxicities, and in particular, cardiotoxicity. DOXIL, a long-circulating STEALTH liposome formulation of doxorubicin, is designed to reduce the toxicities of doxorubicin by sequestering the drug in the liposomes until it reaches the tumor site (see " -- Technology"), thereby significantly reducing rapid drug uptake by and concentration in healthy tissues. The Company conducted a study comparing the cardiotoxicity of DOXIL in 10 KS patients receiving cumulative doses of doxorubicin encapsulated in STEALTH liposomes (DOXIL) ranging from 400 mg/m(2) to greater than 800 mg/m(2) to a matched control group of cancer patients treated with the same cumulative amount of unencapsulated doxorubicin. Data from this preliminary study suggest that DOXIL may cause significantly less cardiotoxicity than unencapsulated doxorubicin.

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

    In November 1995, SEQUUS received marketing clearance from the FDA for the use of DOXIL in treating KS patients whose KS has progressed on prior chemotherapy or in patients who are intolerant to such therapy. In December 1995, the Company launched DOXIL in the United States, using its own marketing and sales force, and achieved domestic sales of approximately $20.9 million in 1996 and $ 27.0 million in 1997. The marketing clearance for DOXIL was provided in accordance with the FDA's procedures for Accelerated Approval of New Drugs for Serious or Life Threatening Illnesses. Accelerated approval regulations require that an applicant study an investigational drug following product launch to verify and describe the drug's clinical benefit. This trial is currently underway. Under FDA accelerated approval regulations, the FDA may withdraw approval following product launch if the Company fails to show due diligence in conducting post-marketing studies or if these studies fail to demonstrate clinical benefit to the FDA's satisfaction.

    In June 1996, the Company received marketing authorization for DOXIL under the tradename CAELYX in the 15 member states of the EU for both first-line and second-line treatment of KS in patients with low CD4 counts and extensive mucocutaneous (skin and mucous membrane) or visceral disease. The drug may be used as first-line systemic chemotherapy, or as second-line chemotherapy, in KS patients with disease that has progressed with, or in patients who are intolerant to, prior combination chemotherapy comprising at least two of the following agents: a Vinca alkaloid, bleomycin, and doxorubicin (or other anthracycline). In September 1996, the Company entered into a distribution agreement with Schering-Plough under which Schering-Plough has the right to market and sell CAELYX worldwide, except for the United States, Japan and certain other countries. Schering-Plough has launched CAELYX in certain European Union Nations.

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

    - Ovarian Cancer -- Ovarian cancer is the fifth most common cancer in women in the United States according to the American Cancer Society, which estimated that the incidence in the United States was approximately 26,700 in 1996. Chemotherapy is used both in the post-surgical setting to prevent recurrence and to treat advanced disease. In 1997, the Company reported on an open label, multi-centered Phase II study in patients with advanced ovarian cancer who had failed previous therapy with both platinum and paclitaxel. Of the 35 patients in the study, nine patients (26%) achieved a response. The median progression free interval was 5.7 months, and the median survival was 11 months (with a range of 1.5 to 24+ months). Thirteen patients experienced mucositis (mouth sores) and palmar-plantar erythema (reddening of the skin, occasional swelling and pain in the hands, feet and other pressure points, and, infrequently, loss of superficial skin). The Company conducted confirmatory Phase II trials in the United States and Europe and has initiated randomized Phase III trials in patients with ovarian cancer.

    - Breast Cancer -- Breast cancer is the most common cancer in women in the United States according to the American Cancer Society, which estimated that the incidence in the United States was approximately 184,300 in 1996. Standard therapy may involve a mastectomy (removal of the mammary gland), a lumpectomy (removal of the tumor) and radiation therapy and chemotherapy, or some combination of these. Among solid tumors, breast cancer is generally considered one of the most responsive to chemotherapy. The Company has completed a Phase II multi-center trial in the U.K. in patients with metastatic breast cancer and a high tumor burden using doses of single-agent DOXIL ranging between 45-60 mg/m(2) at intervals of three to four weeks. Most of these patients had not received prior therapy, but 28 had received adjuvant chemotherapy before entering the Company's trial for metastatic breast cancer. The response rate in 54 evaluable patients was 32%. This response rate is nearly identical to that obtained with single agent doxorubicin or epirubicin in a British randomized trial comparing doxorubicin, epirubicin and mitoxantrone in a similar patient population. Based on this data, the Company has decided to conduct additional clinical trials. The Company has completed another trial in patients with refractory breast cancer, including patients whose disease had progressed on mitoxantrone. Patients with tumors resistant to mitoxantrone are usually unresponsive to doxorubicin. In this trial, however, six of 16 patients (37.5%) had clinical benefit and objective evidence of tumor shrinkage, and two additional patients (12.5%) had a true partial response (reduction in the size of the tumor by at least 50%.) The toxicities were similar to those seen in the ovarian cancer trial. Palmar-plantar erythema was substantially reduced with longer intervals between treatments. The Company is conducting additional clinical trials in breast cancer patients.

    - Combination Chemotherapy -- While most cancers are not cured with single agent therapy, durable clinical responses are often achieved with combination therapy. Drugs with different mechanisms of action and those which target different phases of the cell cycle are often combined in an attempt to achieve greater activity than that seen with either drug alone. Such drugs should have non-overlapping toxicities, so that a healthy organ system, with rapidly dividing cells (such as the bone marrow), is not exposed to multiple insults and subsequent toxicities. In addition, many cancer cells are drug resistant as a result of either de novo (intrinsic) or acquired multidrug resistance. In such cases, diminished intracellular drug accumulation is evident, and with the use of more than one drug in combination, a broader range of coverage of resistant cell lines is provided, and the development of new resistant cells lines may be slowed or prevented. A number of Phase I/II studies of DOXIL in combination with paclitaxel, docetaxel, vinorelbine, gemcitabine, cyclophosphamide, cisplatin, carboplatin, or topotecan are either underway or planned.

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

    SEQUUS commenced marketing AMPHOTEC in the United States in December 1996 directly through its then 42 person sales team. The product is supplied in 50 mg and 100 mg vials as a lyophilized powder, which is readily reconstituted with sterile water in a matter of seconds and is stable upon reconstitution. AMPHOTEC is stable at room temperature (59 degrees F to 86 degrees F) for approximately two years. The Company believes that AMPHOTEC has certain competitive advantages in the United States market when compared to other lipid-based amphotericin B products. These advantages include AMPHOTEC's clinical profile; its lower approved dosage requirement, which results in a lower cost per patient day; the availability of two vial sizes, which reduces waste; the absence of the necessity for filtration or refrigeration; its pharmaceutically elegant formulation; and the lack of any negative interaction between AMPHOTEC and cyclosporine in transplant patients who must receive cyclosporine to keep the body from rejecting the transplanted organ.

    AMPHOTEC, known internationally as AMPHOCIL, is also available in over 20 countries outside of the United States for the treatment of aspergillosis, candidiasis and other systemic fungal infections in patients who are refractory to or intolerant of amphotericin B. The Company has entered into distribution agreements covering a number of these countries and intends to pursue distribution arrangements with other strategic partners for other territories in which it has obtained or is currently pursuing marketing authorization. To date, the Company has only experienced limited sales of AMPHOCIL in the United States and in international markets. The Company and its distribution partners are working with certain countries to meet their requirements for approval, if possible. If approvals are received, SEQUUS and its distribution partners intend to negotiate pricing in each of these countries, which the Company believes will take up to six to 12 months following marketing approval. There can be no assurance that marketing approval will be received for AMPHOCIL in any of these countries. See " -- Strategic Alliances" and " -- Government Regulation."

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

    Fever of Unknown Origin (Febrile Neutropenia). Data from a single double-blind, randomized multi-center clinical trial comparing AMPHOTEC with conventional amphotericin B in the empiric treatment of 213 febrile neutropenic patients indicate that AMPHOTEC was equally effective and significantly less toxic to the kidney, as compared to conventional amphotericin B, the standard therapy, in treating this patient population. The data also showed that AMPHOTEC had a renal safety advantage over amphotericin B when used in conjunction with common anti-rejection therapy (cyclosporine or tacrolimus) in both adults and children. This is clinically important because cyclosporine and tacrolimus are known to have renal toxicity and are widely used in transplant patients, a group which is at substantial risk of developing life threatening fungal infections. The Company submitted a supplemental NDA with the FDA in December 1996 to expand AMPHOTEC's indication to include empiric treatment of neutropenic patients with fever due to possible fungal infection. In April 1997, the FDA's Antiviral Drugs Advisory Committee concluded that SEQUUS had submitted adequate evidence of reduced renal toxicity; however, at the same time, the Committee also concluded that the evidence submitted was insufficient to conclude that AMPHOTEC and amphotericin B were equally efficacious in the empiric treatment of neutropenic patients with fever due to possible fungal infection (commonly referred to as "fever of unknown origin").

  STEALTH Cisplatin (SPI-077)

    Cisplatin is a widely used cytotoxic drug for the treatment of many types of cancers, including lung, ovarian, head and neck, bladder, melanoma, testicular, cervical and gastrointestinal. The tumors that respond to cisplatin are usually relatively insensitive to doxorubicin and vice versa. Although cisplatin is one of the most active single agents available, its clinical utility is limited by a range of potentially serious and irreversible toxicities. These toxicities include bone marrow suppression, nausea and vomiting, kidney damage and nerve damage. Special precautions to address these toxicities can include administration of fluids (hydration) and diuretics, and hospitalization of patients is often required, adding significant cost to cisplatin therapy. The Company developed a STEALTH liposome formulation of cisplatin, SPI-077, and conducted multiple studies in in vivo laboratory models. The Company believes that results of these studies show: (i) as with DOXIL, SPI-077 avoids immune detection, resulting in a significantly longer circulation time than cisplatin,
(ii) SPI-077 causes less kidney toxicity than comparable doses of cisplatin in such models, and (iii) SPI-077 has shown meaningful anti-tumor activity and was more effective than cisplatin in producing a prolonged response to treatment, with persistent inhibition of tumor growth. The Company initiated a Phase I safety study of SPI-077 in cancer patients in

December 1996. The Phase I study is focused on determining the maximum tolerated dose of SPI-077 and establishing the toxicity profile of SPI-077 in patients with advanced malignancies not amenable to other cancer treatment. Recently, the Company initiated Phase II clinical trials in patients with lung cancer. See
"-- Patents and Trade Secrets."

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

    STEALTH Quinolones - Ciprofloxacin (SPI-850). Although quinolone antibiotics are active against a broad spectrum of bacterial infections, including life-threatening respiratory tract infections, they must be administered two to four times a day. A long circulating quinolone antibiotic encapsulated in STEALTH liposomes could be administered once a day, or possibly even less often, permitting easier administration outside of the hospital. The Company has formulated and is currently conducting preliminary studies of SPI-850 which is designed to reduce the frequency of dosing and concentrate the drug at sites of infection, thereby improving efficacy. The Company is collaborating with Bayer on these studies.

    Radiosensitizers (SPI-40). Studies in cancer patients have shown that STEALTH liposomes concentrate in tumor tissue. When concentrated in tumors, radiosensitizing agents may increase the responsiveness of tumors to the therapeutic effects of radiotherapy. However, to be effective these agents must concentrate in tumors to a greater extent than in normal tissues, and the agents must stay in the tumor until the dose of radiotherapy has been administered. The Company believes that STEALTH liposomes may be an effective way to deliver radiosensitizers. The Company has formulated and tested two radiosensitizing agents in preclinical models.

    Additional Research Programs. The Company is conducting research in the fields of small molecule, peptide and gene delivery using STEALTH liposomes. Currently, three approaches are being investigated for the intravenous delivery of genetic material to patients: (i) inject "naked" DNA (genetic material), (ii) use a viral vector to deliver the DNA, and (iii) encapsulate DNA in liposomes. The Company is focusing on liposomal delivery, specifically on the use of STEALTH liposomes to encapsulate and deliver DNA to tumors and other sites of disease.

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

    The Company's research and development expenses for 1997, 1996 and 1995 were $32.5 million, $27.7 million and $22.7 million, respectively. Such expenses encompassed all of the Company's product development programs, including DOXIL, AMPHOTEC and SPI-077 as well as research projects such as CD4 liposomes, radiosensitizers and gene delivery.

MARKETING AND SALES

    As of January 1, 1998, SEQUUS employed a sales and sales management team of 39 professionals to market DOXIL and AMPHOTEC. This team is experienced in the sale of pharmaceutical products to physicians, hospitals and clinics, including managed care providers, and in facilitating reimbursement with third-party payors. The sales force is deployed in major metropolitan areas for oncology and infectious disease products. In the second full year of operations in the United States, the sales team sold approximately $27.0 million of DOXIL and also sold $3.3 million of AMPHOTEC after its launch in December 1996. However, the Company faces significant competition for oncology sales professionals and the loss of certain key sales personnel could adversely impact the sales effort and have a material adverse effect on the Company's business, financial condition and results of operations.

    Outside of the United States, the Company's strategy is to establish marketing and distribution agreements with pharmaceutical companies, agents or distributors. Pursuant to this strategy, the Company has entered into a distribution agreement with Schering-Plough for the distribution of CAELYX in most major markets outside the United States (except Japan) and has entered into distribution agreements with a number of corporate partners, agents and distributors, including Zeneca and Bayer, covering the marketing and distribution of AMPHOCIL in various international markets. The Company's future sales of CAELYX and AMPHOCIL outside of the United States will depend to a large extent on the marketing efforts of its distribution partners, the continuation of the distribution arrangements, market acceptance of products, availability of third party reimbursement, as well as the timing of additional approvals, including pricing approvals, in other countries, if any. Schering-Plough has the right to terminate the agreement with the Company at any time if certain clinical results relating to CAELYX are not achieved, if certain adverse events occur regarding patent matters and in certain other circumstances. If Schering-Plough or any other distributor were to terminate its agreement with the Company or be unsuccessful in meeting its sales objectives, the Company's business, financial condition and results of operations could be materially adversely affected. There can be no assurance that the Company will be able to successfully market its products through its direct sales force, partners, agents, or at all. See " -- Strategic Alliances" and "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview."

MANUFACTURING AND PRODUCTION

    The Company's internal manufacturing capabilities are limited to producing products for preclinical development. The Company is dependent on Ben Venue Laboratories, Inc. ("Ben Venue"), a United States-based contract manufacturer of injectable drug products, to manufacture commercial-scale quantities of AMPHOTEC and DOXIL sufficient to meet the Company's forecasted requirements for research and for commercial production pursuant to supply agreements. SEQUUS has developed production technologies for AMPHOTEC and DOXIL which it employs at Ben Venue. Although the FDA has approved Ben Venue's facility, processes and procedures for DOXIL and AMPHOTEC, there can be no assurance that Ben Venue and the Company will continue to meet FDA or product specification standards for the manufacture of DOXIL and AMPHOTEC or that the Company's manufacturing requirements can be met in a consistent and timely manner. The Company has recently retained a second manufacturing site, Gensia Sicor, Inc. for its products. Only a limited number of contract manufacturers are capable of manufacturing AMPHOTEC and DOXIL, and any alternative manufacturer would require regulatory approval to manufacture the product which would likely take several months. The Company has in the past experienced batch failures in the manufacturing process. Any batch failures in the future could result in a material increase in cost of goods sold or in the Company's inability to deliver products on a timely basis. In addition, the Company may be unable to obtain sufficient contract manufacturing capacity due to competing demands on the contract manufacturer's capacity or other reasons. In the event of any interruption of supply from the contract manufacturer due to regulatory reasons, significant batch failures, capacity constraints or other causes, there can be no assurance that the Company could make alternative manufacturing arrangements on a timely basis, if at all. Such an interruption would have a material adverse effect on the Company's business, financial condition and results of operations. See " -- Government Regulation."

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

    Although the Company has supply agreements in place with the suppliers of its key raw materials, including amphotericin B and doxorubicin, the number of alternative qualified suppliers of key raw materials required for the manufacture of AMPHOTEC and DOXIL is limited. The disqualification or loss of a sole-source supplier could have a material adverse effect on the Company because of a delay or inability in obtaining and qualifying an alternate supplier and the costs and lost revenues associated with such delays and in finding and qualifying an alternate supplier. Regulatory requirements applicable to pharmaceutical products tend to make the substitution of suppliers costly and time consuming. The unavailability of adequate commercial quantities, the loss of a supplier's regulatory approval, the inability to develop alternative sources, a reduction or interruption in supply or a significant increase in the price of materials could impair the Company's ability to manufacture and market its products which would have a material adverse effect on the Company's business, financial condition and results of operations.

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

    International Distribution of AMPHOCIL

    The Company has entered into a number of arrangements with distributors and agents for the marketing and distribution of its AMPHOCIL product in international markets. In certain instances, the distributor is also assisting the Company in preparing regulatory filings and, in countries where marketing clearance has been granted, obtaining pricing approvals. The Company has granted distribution rights to the following parties for the respective territories:
Zeneca in Denmark, Finland, Iceland, Ireland, Italy, the Netherlands, Portugal, Sweden and the U.K.; Prodesfarma, S.A. in Spain, Belgium and Luxembourg; TORREX Pharma G.m.b.H. in Austria, the Czech Republic, Hungary, Poland and Slovenia; Gamida-MedEquip Limited in Israel; Bayer in Canada; CritiCare Laboratories Pvt. Ltd. in India, Bangladesh, Nepal and Sri Lanka.; and Lemery, S.A. de C.V. of Mexico City, a wholly owned subsidiary of Gensia Sicor Inc. (Nasdaq:GNSA), for Mexico and Central America..

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

EMPLOYEES

    As of December 31, 1997, SEQUUS had 260 full-time employees, of whom 29 hold Ph.D. or M.D. degrees, 173 are engaged in research, development, clinical and regulatory affairs and pilot manufacturing, 59 are engaged in sales and marketing and 28 work primarily in finance, human resources and administration. The Company from time to time also hires temporary employees and consultants in all areas of the Company's operations.

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

    The Company is also dependent on market acceptance of AMPHOTEC in the United States and in international markets. To date, the Company has had very limited sales of AMPHOTEC in the United States and in international markets. In addition, the Company faces intense competition and price pressure in the United States and in many international markets, where a competing liposomal amphotericin B product has been on the market for a number of years and another was recently introduced. A number of factors may limit the market acceptance of DOXIL and AMPHOTEC and any other products developed by the Company, including the timing of regulatory approval and market entry relative to competitive products, the availability of alternate therapies, the price of the Company's products relative to alternative therapies, the availability of third-party reimbursement and the extent of marketing efforts by third-party distributors or agents retained by the Company, as well as the success of the marketing efforts by the Company's sales team. In addition, therapeutic products based on liposome or lipid-based technology have become commercially available only in the last few years. As a result, unanticipated side effects or unfavorable publicity concerning any product incorporating liposome or lipid-based technologies could have an adverse effect on the Company's ability to obtain physician, patient or third-party payor acceptance and to sell the Company's products. There can be no assurance that physicians, patients or third-party payors will accept liposome products or any of the Company's products as readily as traditional forms of medication or at all. See "Business -- Products and Products Under Development."

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

LIMITED MARKETING AND SALES EXPERIENCE; DEPENDENCE ON THIRD-PARTY DISTRIBUTORS AND AGENTS

    The Company has limited experience marketing and selling its products. The Company currently markets and sells its products in the United States with a recently expanded sales team of 39 people. The Company's ability to generate future revenue in the United States is dependent on the success of its direct sales team in marketing DOXIL and AMPHOTEC. Future development of its marketing and sales organization may require significant additional expenditures, management resources and time. In addition, the loss of certain key sales personnel could adversely affect the sales effort and have a material adverse effect on the Company's business, financial condition and results of operations. Several biotechnology and pharmaceutical companies have recently expanded their sales forces, particularly in the field of oncology, which has increased competition for experienced personnel. Furthermore, if the Company enters into marketing partnerships with other companies to augment its own sales organization, the Company's margins on these products would be significantly reduced.

    In September 1996, the Company announced an exclusive arrangement with Schering-Plough under which Schering-Plough has rights to market and sell DOXIL worldwide, under the tradename CAELYX, except for the United States, Japan and certain other countries. The Company has also entered into distribution agreements with a number of corporate partners covering the marketing and distribution of AMPHOCIL in various international markets. The Company's future sales of CAELYX and AMPHOCIL outside of the United States will depend upon the success of marketing efforts by Schering-Plough and other distribution partners, the continuation of existing distribution arrangements, market acceptance of the products, availability of third-party reimbursement, as well as the timing of additional approvals, including pricing approvals, in other countries, if any. Schering-Plough has the right to terminate the agreement with the Company at any time if certain clinical results relating to CAELYX are not achieved, if certain adverse events occur regarding patent matters and in certain other circumstances. If Schering-Plough or any other distributor were to terminate its agreement with the Company or be unsuccessful in meeting its sales objectives, the Company's business, financial condition and results of operations could be materially adversely affected. There can be no assurance that the Company will be able to successfully market its products through its sales team, partners, agents or at all. See "Business -- Marketing and Sales", " -- Strategic Alliances" and "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations."

DEPENDENCE ON THIRD-PARTY MANUFACTURING AND SOLE-SOURCE SUPPLIERS; MANUFACTURING RISKS

    The Company's internal manufacturing capabilities are limited to producing products for preclinical development. The Company is dependent on Ben Venue to manufacture commercial-scale quantities of AMPHOTEC and DOXIL pursuant to supply agreements. There can be no assurance that Ben Venue will continue to meet FDA or product specification standards or that the Company's manufacturing requirements can be met in a consistent and timely manner. Only a limited number of contract manufacturers are capable of manufacturing AMPHOTEC and DOXIL, and any alternative manufacturer would require regulatory approval to manufacture the product which would likely take several months, if at all. The Company has recently retained a second manufacturing site, Gensia Sicor, Inc. for its products. The Company has in the past experienced batch failures in the manufacturing process for AMPHOTEC and DOXIL. Any batch failures in the future could result in a material increase in cost of goods sold or in the Company's inability to deliver products on a timely basis. In addition, the Company may be unable to obtain sufficient contract manufacturing capacity due to competing demands on the contract manufacturer's capacity or other reasons. In the event of any interruption of supply from the contract manufacturer due to regulatory reasons, significant batch failures, capacity constraints or other causes, there can be no assurance that the Company could make alternative manufacturing arrangements on a timely basis, if at all. Such an interruption would have a material adverse effect on the Company's business, financial condition and results of operations.

    The Company relies on certain suppliers of key raw materials to provide an adequate supply of such materials for production of finished products. Certain materials are purchased from single sources. In particular, amphotericin B and doxorubicin are currently each supplied to the Company by single sources, and the number of alternative sources is limited. The Company has a sole-source supply agreement with Meiji Seika, which expires in 1999, to supply the Company with doxorubicin for DOXIL. The Company also has a sole-source supply agreement with A.L. Labs, which expires in 1999, to supply the Company with amphotericin B for AMPHOTEC. There can be no assurance that these suppliers will not terminate their supply agreements at the end of the initial term or that the doxorubicin or the amphotericin B supplied under these agreements will continue to meet FDA requirements applicable to DOXIL or AMPHOTEC, which could delay or prevent future sales of DOXIL or AMPHOTEC, if any, by the Company. The number of alternative qualified suppliers of key raw materials required for the manufacture of DOXIL and AMPHOTEC is limited. The disqualification or loss of a sole-source supplier could have a material adverse effect on the Company because of a delay or inability in obtaining and qualifying an alternate supplier and the costs associated with such delay and in finding and qualifying an alternate supplier. Regulatory requirements applicable to pharmaceutical products tend to make the substitution of suppliers costly and time consuming. The unavailability of adequate commercial quantities, the termination of existing supply arrangements, the loss of a supplier's regulatory approval, the inability to develop alternative sources, a reduction or interruption in supply or a significant increase in the price of materials could impair the Company's ability to manufacture and market its products which would have a material adverse effect on the Company's business, financial condition and results of operations. See "Business -- Strategic Alliances" and " -- Manufacturing and Production."

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

    There are a number of challenges the Company must address successfully to develop commercial products in each of its development programs. The Company's potential products will require significant additional research and development efforts, including process development and significant additional clinical testing, prior to any commercial use. There can be no assurance that the Company will have sufficient resources or will successfully address any of these technological challenges, or others that may arise in the course of development. See "Business -- Products and Products Under Development" and " -- Government Regulation."

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

    The rate of completion of the Company's clinical trials is dependent upon, among other factors, the rate of patient enrollment. The Company is dependent on third parties including hospitals and physicians to conduct the clinical trials. In addition, the Company is reliant on Schering-Plough to conduct certain clinical trials for the use of DOXIL in treatment of solid tumors. There is substantial competition to enroll patients in clinical trials for oncology products. Delays in planned patient enrollment can result in increased costs and delays. If the Company is unable to successfully complete its clinical trials, its business, financial condition and results of operations could be materially adversely affected. See "Business -- Products and Products Under Development," "-- Strategic Alliances" and " -- Government Regulation."

UNCERTAINTY OF FUTURE FINANCIAL RESULTS; FLUCTUATIONS IN OPERATING RESULTS

    The Company's quarterly operating results depend upon a variety of factors, including the price, volume and timing of sales of the Company's approved products; variations in payments under collaborative agreements, including royalties, fees and other contract revenues; the availability of third-party reimbursement; and the regulatory approvals of new products, or expanded labeling of existing products. The Company's quarterly operating results may also fluctuate significantly depending on other factors, including the timing of the expansion of clinical trials for DOXIL and AMPHOTEC and the level of clinical trials for SP1-077; changes in the Company's level of research and development; changes in manufacturing capabilities; and variations in gross margins of the Company's products which may be caused by cost increases from third-party manufacturers, availability and cost of raw materials, competitive pricing pressures and the mix between product sales in the United States and sales to the Company's international marketing partners. In addition, sales of a product in any given period, including the quarter in which a new product is initially introduced to the market, may include a significant amount of orders for inventory by distributors and wholesalers and may not necessarily be indicative of actual demand for that product by physicians and patients. There can be no assurance that distributors or wholesalers will be able to forecast demand for product accurately. Fluctuations in operating results will occur to the extent that demand by physicians and patients does not meet distributors' or wholesalers' expectations. The Company expects quarter to quarter fluctuations to continue in the future. In addition, the Company expects operating expenses to increase in 1998, and there can be no assurance that the Company's revenues will not decline or that the Company will ever achieve profitability. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

    The Company relies on unpatented trade secrets and proprietary know-how to protect certain aspects of its production and other technologies. Although SEQUUS has entered into confidentiality agreements with its employees, consultants, representatives and other business associates, there can be no assurance that trade secrets and know-how will remain undisclosed or that similar trade secrets or know-how will not be independently developed by others. See "Business -- Strategic Alliances" and " -- Patents and Trade Secrets."

HISTORY OF OPERATING LOSSES; NEED FOR ADDITIONAL FINANCING

    The Company has incurred losses in each year since its inception and has accumulated approximately $174.2 million in net losses through December 31, 1997, including a net loss of $23.6 million in the fiscal year ended December 31, 1997. There can be no assurance that revenues from product sales or other sources will be sufficient to fund operations or that the Company will achieve profitability or positive cash flow. Additional financing may be required to fund the Company's continuing operations and product and business development activities in the form of debt or equity securities or bank financing. There can be no assurance that such financing will be available on acceptable terms, if at all. The unavailability of such financing could delay or prevent the development, testing, regulatory approval, manufacturing or marketing of some or all of the Company's products and could have a material adverse effect on the Company's business, financial conditions or results of operations. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations."

DEPENDENCE ON KEY PERSONNEL; MANAGEMENT TRANSITION

    The Company's success depends largely upon its ability to attract and retain qualified scientific, medical, engineering, manufacturing, sales and marketing and management personnel. The Company faces competition for such personnel from other companies, academic institutions, government entities and other organizations. There can be no assurance that the Company will be successful in hiring or retaining such personnel. Three of the key executive officers of the Company have joined the management team in the past two years. The new management team will face significant challenges in transitioning the Company from research and development to manufacturing and marketing of the Company's products that have received regulatory approval. There can be no assurance that the management team can successfully manage the transition of the Company's business. See "Business -- Employees" and"

HAZARDOUS MATERIALS

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


ITEM 2. PROPERTIES

 As of December 31, 1997, the Company leased approximately 158,544 square feet of laboratory, office and warehouse space in Menlo Park, California under leases that expire in April 2003 and approximately 4,080 square feet of office space in London under a lease that expires in December 2003. Rent expense for 1997 was approximately $1,856,000

ITEM 3. LEGAL PROCEEDINGS

    The Company is not party to any legal proceedings. See "Item 1 -- Business -- Patents and Trade Secrets."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1997.

SUPPLEMENTAL ITEM.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information with respect to the executive officers and directors of the Company as of February 1, 1998 is set forth below:

            NAME                    AGE        POSITION WITH THE COMPANY
I. Craig Henderson, M.D. .........   56  Chairman of the Board and Chief
                                         Executive Officer
Joseph J. Vallner, Ph.D. .........   51  Executive Vice President, Chairman
                                         of Operating Committee
Kenneth D. Cunningham, M.D. ......   49  Vice President of Clinical
                                         Development and Medical Director
Peter K. Working, Ph.D. ..........   49  Vice President for Research &
                                         Development
Edward L. Jacobs..................   51  Senior Vice President of  Commercial
                                         Operations
Aron F. Stein ....................   39  Vice President for Regulatory Affairs
Anthony A. Huang, Ph.D. ..........   45  Vice President for Product
                                         Development
Francis J. Martin, Ph.D. .........   49  Vice President and Chief Scientific
                                         Officer
Sally A. Davenport................   62  Corporate Secretary
Anthony T. Hendrickson............   44  Corporate Controller and Principal
                                         Accounting Officer
Robin D. Campbell ................   43  Director
Robert G. Faris(1)(2).............   59  Director
Richard C.E. Morgan(1)(2).........   53  Director
E. Donnall Thomas, M.D.(1)(2).....   77  Director

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

      Kenneth D. Cunningham, M.D. has been Vice President of Clinical Development and Medical Director since June 1997. From 1996 to 1997, Dr. Cunningham served as European Medical Director for International Operations in the SEQUUS European office, worked with the DOXIL development group in the U.S., and participated in the SEQUUS-Schering-Plough Joint Development Team. Prior to joining SEQUUS in 1996, Dr. Cunningham was with Glaxo Wellcome where he held several clinical positions including Director of Infectious Diseases, Worldwide Medical Affairs; Head of Infection & Oncology, International Medical Affairs; and Senior Research Physician, Infection and Oncology, Clinical Research. Dr. Cunningham also worked at Warner Lambert as a Pharmaceutical Physician and a Clinical Assistant in Oncology and has several years of experience working in a hospital setting. Dr. Cunningham received his medical degree form St. Mary's Hospital Medical School, Paddington, London, United Kingdom. His specialty training was in Pediatric Oncology.

      Edward L. Jacobs joined SEQUUS in November 1997 as Senior Vice President of Commercial Operations. Mr. Jacobs has a long career in oncology marketing both in major pharmaceutical companies and, more recently, in smaller companies closer to the size of SEQUUS. He was at Adria Laboratories (now merged into Pharmacia Upjohn) for eight years as Business Director of the Oncology Products Division. More recently he has served as President and CEO of Trilex Pharmaceuticals, Inc., and General Manager of oncology services for Syncor International and Vice President Marketing and Commercial Development at NeoRx Corporation.

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

      Aron F. Stein, Ph.D. joined SEQUUS in April 1997. Previously he was with Pfizer Central Research, where he held several management positions, most recently as Director of Drug Regulatory Affairs Liaison, with responsibility for the operations, management and administration of worldwide regulatory strategies for developmental drug candidate programs, regulatory submissions, and interactions with the U.S. Food and Drug Administration. Prior to joining Pfizer in 1991, Dr. Stein served as manager for drug regulatory affairs at Du Pont Merck Pharmaceuticals. Dr. Stein received his Ph.D. degree in toxicology from Texas A&M University and subsequently served as an NIH Fellow in toxicology at the University of Kansas Medical Center in Kansas City, Kansas.

      Peter K. Working, Ph.D., D.A.B.T., has been Vice President for Research and Development since August 1997. He previously served as Vice President of Preclinical Research since April 1995. From 1994 to 1995, he served as Senior Director of Pharmacology and Toxicology, and from 1992 to 1994 as Director of Pharmacology and Toxicology of the Company. From 1988 to 1992, Dr. Working was a Senior Experimental Toxicologist at Genentech, Inc. From 1984 to 1988, he was a Staff Scientist in the Department of Cellular and Molecular Toxicology at the Chemistry Industry Institute of Toxicology in Research Triangle Park, North Carolina, where he was a Post-Doctoral Fellow from 1982 to 1984. He was board-certified in toxicology in 1989. Dr. Working received a Ph.D. degree in Human Anatomy from the University of California at Davis.

      Sally A. Davenport is a Company founder and has served as the the Company's Corporate Secretary since the Company's inception. She has been responsible for various administrative and corporate functions since 1981, including human relations, investor and public relations, and public company reporting. Ms. Davenport received a B.S. degree in Technical Journalism from Iowa State University.

      Anthony T. Hendrickson has served as Corporate Controller and Chief Accounting Officer since April 1997. Mr. Hendrickson joins SEQUUS from Lanier Worldwide where he served as director of finance and administration of a U.S.

operating division. Previously he was a senior manager at KPMG-Peat Marwick. From 1980 to 1993, Mr. Hendrickson held several managerial positions in the accounting, tax and finance departments of Syntex Corporation, a multi-national pharmaceutical company headquartered in Palo Alto, California. Mr. Hendrickson received an MBA in Finance and Management from Ohio State University in Columbus, Ohio.

      Robin D. Campbell, Ph.D. was appointed director of the Company in February 1998. Dr. Campbell currently is Vice President of Asia-Pacific/Latin America Operations at Amgen, Inc. where he is responsible for Amgen's marketing, development and finance operations in Australia, Canada, China and Japan. Dr. Campbell leads an initiative to open new markets in Mexico and Latin America in the near future. Dr. Campbell is also responsible for managing the contracts and relationships with corporate partners in the Asia-Pacific/Latin America region. He has worked for Amgen since 1989, beginning as a Product Manager with Neupogen Marketing and subsequently serving as Associate Director of International Marketing, and Associate Director, Director and Senior Director of Product Development. Prior to his tenure at Amgen, Dr. Campbell served in several positions at Ciba-Geigy Corporation, most notably as Product Manager of Cardiovascular Products.

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

      Richard C.E. Morgan has served as a director of the Company since May 30, 1990. Since January 1996, Mr. Morgan has been a partner of Jackson Hole Management Inc., a venture capital firm which is the successor company to the Asset Management Division of Wolfensohn Partners, L.P. Since 1986, he has been a general partner of Wolfensohn Partners L.P., a venture capital limited partnership, and the general partner of Wolfensohn Associates L.P. From 1984 to 1986, he served as an executive of James D. Wolfensohn, Inc., and from 1977 to 1984, he served as General Manager of The Schroder Strategy Group and director of J. Henry Schroder Wagg & Co. Ltd. (London). He is a director of Lasertechnics, Inc., a printing systems company, Celgene Corporation, a biotechnology company, Quidel Corporation, a medical diagnostics company, and Indigo N.V., a printing systems company.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) MARKET INFORMATION

    The Company's Common Stock is traded on the Nasdaq National Market under the symbol SEQU. The table below sets forth the high and low sales prices for the Company's Common Stock as reported on the Nasdaq National Market for each calendar quarter within 1997 and 1996. These over-the-counter quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent the sales prices in actual transactions.

                                          HIGH       LOW
                                          ----       ---
1997:
        Fourth Quarter................  $ 9 5/8    $ 6 5/8
        Third Quarter.................    8 31/32    5 1/2
        Second Quarter................    8 5/16     5 3/8
        First Quarter.................    16 3/8     7 1/8
1996:
        Fourth Quarter................  $ 17       $ 12 1/4
        Third Quarter.................    20 1/8     11 1/2
        Second Quarter................    22 1/2     13 3/4
        First Quarter.................    19 1/2     12 3/8


(b) HOLDERS

    As of December 31, 1997, there were approximately 438 holders of record of the Company's Common Stock.

(c) DIVIDENDS

      The Company has not paid any cash dividends on its Common Stock since its inception and does not anticipate paying any dividends on the Common Stock in the foreseeable future. The Company's future dividend policy will be determined by its Board of Directors based on many factors, including results of operations, capital requirements and general business conditions.


ITEM 6. SELECTED FINANCIAL DATA

        Selected financial data are shown in Exhibit 13 to this Annual Report on Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Management's discussion analysis of financial condition and results of operation appears in Exhibit 13 to this Annual Report on Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Financial Statements appear in Exhibit 13 to this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not  applicable.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Company incorporates by reference the information set forth under the captions "Election of Directors" and "Compliance with Section 16A of the Securities Exchange Act of 1934" in the Company's Proxy Statement to be filed with the Securities and Exchange Commission not later than April 30, 1998, and to be mailed to stockholders in connection with the Company's Annual Meeting of Stockholders (the "Proxy Statement"). Certain information relating to executive officers of the Company appears in Part I, Item 4A of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

         The Company incorporates by reference the information set forth under the caption "Executive Compensation" of the Proxy Statement.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The Company incorporates by reference the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management " of the Proxy Statement.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company incorporates by reference the information set forth under the caption "Certain Relationships and Related Transactions " of the Proxy Statement.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. AND 2. FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

    The following documents appear in Exhibit 13 to this Annual Report on Form 10-K and are filed as part hereof.

                                                                                     PAGE
                                                                                     ----
Report of Ernst & Young LLP, Independent Auditors...................................  43
Balance Sheets at December 31, 1997 and 1996........................................  44
Statements of Operations for the years ended December 31, 1997, 1996 and 1995 ......  45
Statement of Stockholders' Equity for the three years ended December 31, 1997 ......  46
Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994 ......  47
Notes to Financial Statements.......................................................  48

Schedule II -- Valuation and Qualifying Accounts....................................  59


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

10.20 Employment Agreement between the Company and I. Craig Henderson dated June 26, 1995 (8)

10.21 Employment Agreement between the Company and L. Scott Minick dated June 26, 1995 (8)

10.22** Distribution Agreement between Schering-Plough Ltd. and the Company dated August 29, 1996 (9)

13          1997 Annual Report to Security Holders

23.1        Consent of Independent Auditors

24          Power of Attorney - See page 34

27          Financial Data Schedule

 *     Management or Compensatory plan or arrangement.

**     Confidential treatment requested.

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

(b) REPORTS ON FORM 8-K.

    No reports on Form 8-K were filed during the quarter ended December 31, 1997.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


                               SEQUUS Pharmaceuticals, Inc.

Date: March 31, 1998
                               By: /s/      I. CRAIG HENDERSON, M.D.
                                  ----------------------------------------------
                                            I. Craig Henderson, M.D.
                                            Chairman and Chief Executive Officer

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


          SIGNATURE                         TITLE                      DATE


    /s/ I. CRAIG HENDERSON     Chairman of the Board, Chief       March 31, 1998
 ---------------------------   Executive Officer (Principal
   I. Craig Henderson, M.D.    Executive and Financial
                               Officer)




  /s/ ANTHONY T. HENDRICKSON   Corporate Controller               March 31, 1998
 ---------------------------   (Principal Accounting Officer)
      Anthony Hendrickson



     /s/ ROBERT G. FARIS       Director                           March 31, 1998
 ---------------------------
        Robert G. Faris



   /s/ RICHARD C.E. MORGAN     Director                           March 31, 1998
 ---------------------------
      Richard C.E. Morgan



    /s/ E. DONNALL THOMAS      Director                           March 31, 1998
 ---------------------------
    E. Donnall Thomas, M.D.



    /s/ ROBIN D. CAMPBELL      Director                           March 31, 1998
 ---------------------------
   Robin D. Campbell, Ph.D

                               INDEX TO EXHIBITS

Exhibit
Number         Description
-------        -----------
 3.1           Certificate of Incorporation of the Company, as amended(1)
 3.2           By-Laws(2)
10.1*          1982 Employee Stock Option Plan (As Amended)(3)
10.1.1*        1987 Employee Stock Option Plan(4)
10.1.2*        1987 Consultant Stock Option Plan(4)
10.1.4*        Employee Stock Purchase Plan(4)
10.1.5*        401(k) Plan and Adoption Agreement for 401(k) Plan(3)
10.1.6*        LTI Flex Elect Section 125 Cafeteria Plan(3)
10.1.7*        1990 Director Stock Option Plan(4)
10.2.1         Lease Agreement between Lincoln Menlo IV & V Associates Limited and the Company dated February 13, 1996 for 960 and 978 Hamilton
               Court, Menlo Park, California.(5)
10.2.2         Lease Agreement between Lincoln Menlo IV & V Associates Limited and the Company dated February 13, 1996 for 1050, 1080 and 1098
               Hamilton Court, Menlo Park, California(5)
10.2.3         Lease Agreement between Lincoln Menlo III Associates Limited and the Company dated May 1, 1995 for 1180 Hamilton Court, Menlo
               Park, California(5)
10.2.4         Lease Agreement between Lincoln Menlo IV and the Company dated
               February 1, 1996 for 1360 Willow Road, Menlo Park, California(5)
10.4*          Employment Agreement dated as of June 30, 1983, between the
               Company and Sally A. Davenport(2)
10.5           Forms of Confidentiality Agreements entered into by Employees,
               Consultants and Advisors of the Company(2)
10.12          Common Stock and Warrant Purchase agreement between the Company and David Blech dated as of January 25, 1990(6)
10.14**        Agreement between Zeneca Limited and the Company relating to
               "Amphocil" dated August 12, 1993, as amended as of March 1, 1994 and July 12, 1994(7)
10.15**        Manufacturing and Supply Agreement between Ben Venue
               Laboratories, Inc. ("Ben Venue") and the Company relating to
               DOXIL dated January 1, 1993(7)
10.16**        Manufacturing and Supply Agreement between Ben Venue and the
               Company relating to AMPHOCIL dated January 1, 1993(7)
10.17**        Supply Agreement between Meiji Seika Pharma International LTD and the Company relating to Doxorubicin Hydrochloride, USP dated
               September 27, 1994(7)
10.18**        Supply Agreement between A.L. Laboratories and the Company relating to Amphotericin B, USP dated February 15, 1994(7)
10.20          Employment Agreement between the Company and J. Craig Henderson dated June 26, 1995(8)
10.21          Employment Agreement between the Company and L. Scott Minick dated June 26, 1995(8)
10.22**        Distribution Agreement between Schering-Plough Ltd. and the
               Company dated August 29, 1996(9)
13             1997 Annual Report to Security Holders
23.1           Consent of Independent Auditors
24             Power of Attorney--See page 34
27             Financial Data Schedule

 *   Management or Compensatory plan or arrangement.
**   Confidential treatment requested.

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