Form 10-K405/A
period 1997-12-31
SEQUUS PHARMACEUTICALS INC
filed 1998-04-14
CIK 812444

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

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
       (STATE OR OTHER JURISDICTION OF      (I.R.S. EMPLOYER IDENTIFICATION NO.)
        INCORPORATION OR ORGANIZATION

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

    Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section229.405 of this chapter) is not contained herein, and will nOT be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock on the Nasdaq National Market on February 27, 1998, was $ 298,962,515. Solely for the purposes of this calculation, each officer and director of the registrant is deemed to be an affiliate.

The number of shares of Common Stock outstanding as of February 27, 1998 was 30,662,882.

================================================================================

                       DOCUMENTS INCORPORATED BY REFERENCE

            Document                                              Form 10-K Part
Portions of registrant's definitive Proxy Statement to be
filed with the Securities and Exchange Commission on or
prior to April 27, 1998 and to be used in connection with
the Annual Meeting of Stockholders.                                    III


================================================================================

                                TABLE OF CONTENTS


                                                                                   PAGE
                                                                                   ----
Item 1.  BUSINESS.................................................................   1

Item 2.  PROPERTIES...............................................................  25

Item 3.  LEGAL PROCEEDINGS........................................................  25

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......................  25

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS......................................................  29

Item 6.  SELECTED FINANCIAL DATA..................................................  29

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS................................................  29

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..............................  29

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE......................................  29

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.......................  30

Item 11. EXECUTIVE COMPENSATION...................................................  30

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT...............................................................  30

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...........................  30

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
         ON FORM 8-K..............................................................  31

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

    SEQUUS developed DOXIL, a proprietary STEALTH liposome formulation of doxorubicin, a leading anticancer drug. In November 1995, SEQUUS received marketing clearance from the United States Food and Drug Administration ("FDA") for DOXIL for the treatment of Kaposi's sarcoma ("KS") in people with AIDS whose KS has progressed on prior chemotherapy or in patients who are intolerant to such therapy ("refractory KS"). In December 1995, the Company launched DOXIL in the United States, using its own marketing and sales team, and achieved domestic product sales of approximately $20.9 million in 1996 and $27.0 million in 1997. In June 1996, the Company was granted marketing authorization for DOXIL under the tradename CAELYX in the 15 member states of the European Union ("EU") for the treatment of first-line and refractory KS in patients with low CD4 counts and extensive mucocutaneous or visceral disease. The drug may be used as first-line systemic chemotherapy, or as second-line chemotherapy, in KS patients with


---------------

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

    The Company used another lipid-based delivery technology to develop AMPHOTEC, a proprietary formulation of a leading antifungal drug, amphotericin
B. In November 1996, SEQUUS received marketing clearance from the FDA for AMPHOTEC for the treatment of invasive aspergillosis, a life-threatening fungal infection, in patients where renal impairment or unacceptable toxicity precludes the use of conventional amphotericin B therapy in effective doses and in patients who have failed prior amphotericin B therapy . In December 1996, the Company launched AMPHOTEC in the United States. AMPHOTEC has also received marketing clearance and is available in over 20 other countries for the treatment of systemic fungal infections in patients for whom conventional amphotericin B is contraindicated due to toxicity or renal failure or for whom previous antifungal therapy was unsuccessful. The Company's strategy is to commercialize AMPHOTEC in international markets, under the tradename AMPHOCIL, through distribution partners. The Company has entered into a number of distribution agreements, including agreements with Zeneca Limited ("Zeneca") and Bayer, Inc. ("Bayer") in selected countries.

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

  DOXIL

    Doxorubicin is a widely prescribed anthracycline antibiotic used for the treatment of many different forms of cancer, including breast and ovarian cancer, leukemias, sarcomas and Hodgkin's disease. Though effective in treating these and other cancers, doxorubicin may produce irreversible myocardial toxicity, manifested in its most severe form by life-threatening congestive heart failure. The risk of developing congestive heart failure increases with increasing total cumulative doses of doxorubicin in excess of 450 mg/m2. Doxorubicin also causes suppression of white blood cell production, which may be dose limiting, as well as toxicities such as nausea and vomiting and hair loss. It is believed that the initial rapid uptake by the tissues (both diseased and healthy) of doxorubicin is a major contributing factor to its toxicities, and in particular, cardiotoxicity. DOXIL, a long-circulating STEALTH liposome formulation of doxorubicin, is designed to reduce the toxicities of doxorubicin by sequestering the drug in the liposomes until it reaches the tumor site (see "-- Technology"), thereby significantly reducing rapid drug uptake by and concentration in healthy tissues. The Company conducted a study comparing the cardiotoxicity of DOXIL in 10 KS patients receiving cumulative doses of doxorubicin encapsulated in STEALTH liposomes (DOXIL) ranging from 400 mg/m2 to greater than 800 mg/m2 to a matched control group of cancer patients treated with the same cumulative amount of unencapsulated doxorubicin. Data from this preliminary study suggest that DOXIL may cause significantly less cardiotoxicity than unencapsulated doxorubicin.

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

    DOXIL for Treating Solid Tumors

    Many solid tumors are treated by surgery, radiation, chemotherapy or a combination of these therapies. When used appropriately, chemotherapy can relieve suffering and sometimes prolong life. However, only a very small percentage of patients with cancer are cured by the use of chemotherapy alone, although their lives may be extended or the quality of life improved. This is especially true for common solid tumors such as cancer of the lung, breast, ovary and colon. However, these patient benefits are often offset by the considerable toxicity associated with chemotherapy drugs. The side effects include increased susceptibility to infection due to decreased white blood cells, nausea, vomiting, hair loss, rash, numbness and tingling of the hands and feet and increased susceptibility to bleeding due to reduction in platelets. In almost all cases in which chemotherapy is effective a combination of drugs is used. Generally drugs are used in combinations that have been shown to be effective individually and have non-overlapping toxicities. Because of the limited benefits of chemotherapy and severe toxicities, market opportunities exist for drugs that are more effective, less toxic or both.

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

    - Ovarian Cancer--Ovarian cancer is the fifth most common cancer in women in the United States according to the American Cancer Society, which estimated that the incidence in the United States was approximately 26,700 in 1996. Chemotherapy is used both in the post-surgical setting to prevent recurrence and to treat advanced disease. In 1997, the Company reported on an open label, multi-centered Phase II study in patients with advanced ovarian cancer who had failed previous therapy with both platinum and paclitaxel. Of the 35 patients in the study, nine patients (26%) achieved a response. The median progression free interval was 5.7 months, and the median survival was 11 months (with a range of 1.5 to 24+ months). Thirteen patients experienced mucositis (mouth sores) and palmar-plantar erythema (reddening of the skin, occasional swelling and pain in the hands, feet and other pressure points, and, infrequently, loss of superficial skin). The Company conducted confirmatory Phase II trials in the United States and Europe and has initiated randomized Phase III trials in patients with ovarian cancer.

    - Breast Cancer--Breast cancer is the most common cancer in women in the United States according to the American Cancer Society, which estimated that the incidence in the United States was approximately 184,300 in 1996. Standard therapy may involve a mastectomy (removal of the mammary gland), a lumpectomy (removal of the tumor) and radiation therapy and chemotherapy, or some combination of these. Among solid tumors, breast cancer is generally considered one of the most responsive to chemotherapy. The Company has completed a Phase II multi-center trial in the U.K. in patients with metastatic breast cancer and a high tumor burden using doses of single-agent DOXIL ranging between 45-60 mg/m2 at intervals of three to four weeks. Most of these patients had not received prior therapy, but 28 had received adjuvant chemotherapy before entering the Company's trial for metastatic breast cancer. The response rate in 54 evaluable patients was 32%. This response rate is nearly identical to that obtained with single agent doxorubicin or epirubicin in a British randomized trial comparing doxorubicin, epirubicin and mitoxantrone in a similar patient population. Based on this data, the Company has decided to conduct additional clinical trials. The Company has completed another trial in patients with refractory breast cancer, including patients whose disease had progressed on mitoxantrone. Patients with tumors resistant to mitoxantrone are usually unresponsive to doxorubicin. In this trial, however, six of 16 patients (37.5%) had clinical benefit and objective evidence of tumor shrinkage, and two additional patients (12.5%) had a true partial response (reduction in the size of the tumor by at least 50%.) The toxicities were similar to those seen in the ovarian cancer trial. Palmar-plantar erythema was substantially reduced with longer intervals between treatments. The Company is conducting additional clinical trials in breast cancer patients.

    - Combination Chemotherapy--While most cancers are not cured with single agent therapy, durable clinical responses are often achieved with combination therapy. Drugs with different mechanisms of action and those which target different phases of the cell cycle are often combined in an attempt to achieve greater activity than that seen with either drug alone. Such drugs should have non-overlapping toxicities, so that a healthy organ system, with rapidly dividing cells (such as the bone marrow), is not exposed to multiple insults and subsequent toxicities. In addition, many cancer cells are drug resistant as a result of either de novo (intrinsic) or acquired multidrug resistance. In such cases, diminished intracellular drug accumulation is evident, and with the use of more than one drug in combination, a broader range of coverage of resistant cell lines is provided, and the development of new resistant cells lines may be slowed or prevented. A number of Phase I/II studies of DOXIL in combination with paclitaxel, docetaxel, vinorelbine, gemcitabine, cyclophosphamide, cisplatin, carboplatin, or topotecan are either underway or planned.

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

    SEQUUS commenced marketing AMPHOTEC in the United States in December 1996 directly through its then 42 person sales team. The product is supplied in 50 mg and 100 mg vials as a lyophilized powder, which is readily reconstituted with sterile water in a matter of seconds and is stable upon reconstitution. AMPHOTEC is stable at room temperature (59oF to 86oF) for approximately two years. The Company believes that AMPHOTEC has certain competitive advantages in the United States market when compared to other lipid-based amphotericin B products. These advantages include AMPHOTEC's clinical profile; its lower approved dosage requirement, which results in a lower cost per patient day; the availability of two vial sizes, which reduces waste; the absence of the necessity for filtration or refrigeration; its pharmaceutically elegant formulation; and the lack of any negative interaction between AMPHOTEC and cyclosporine in transplant patients who must receive cyclosporine to keep the body from rejecting the transplanted organ.

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

  STEALTH Cisplatin (SPI-077)

    Cisplatin is a widely used cytotoxic drug for the treatment of many types of cancers, including lung, ovarian, head and neck, bladder, melanoma, testicular, cervical and gastrointestinal. The tumors that respond to cisplatin are usually relatively insensitive to doxorubicin and vice versa. Although cisplatin is one of the most active single agents available, its clinical utility is limited by a range of potentially serious and irreversible toxicities. These toxicities include bone marrow suppression, nausea and vomiting, kidney damage and nerve damage. Special precautions to address these toxicities can include administration of fluids (hydration) and diuretics, and hospitalization of patients is often required, adding significant cost to cisplatin therapy. The Company developed a STEALTH liposome formulation of cisplatin, SPI-077, andconducted multiple studies in in vivo laboratory models. The Company believes that results of these studies show: (i) as with DOXIL, SPI-077 avoids immune detection, resulting in a significantly longer circulation time than cisplatin,
(ii) SPI-077 causes less kidney toxicity than comparable doses of cisplatin in such models, and (iii) SPI-077 has shown meaningful anti-tumor activity and was more effective than cisplatin in producing a prolonged response to treatment, with persistent inhibition of tumor growth. The Company initiated a Phase I safety study of SPI-077 in cancer patients in

December 1996. The Phase I study is focused on determining the maximum tolerated dose of SPI-077 and establishing the toxicity profile of SPI-077 in patients with advanced malignancies not amenable to other cancer treatment. Recently, the Company initiated Phase II clinical trials in patients with lung cancer. See "-- Patents and Trade Secrets."

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

HISTORY OF OPERATING LOSSES; NEED FOR ADDITIONAL FINANCING

    The Company has incurred losses in each year since its inception and has accumulated approximately $174.2 million in net losses through December 31, 1997, including a net loss of $23.6 million in the fiscal year ended December 31, 1997. There can be no assurance that revenues from product sales or other sources will be sufficient to fund operations or that the Company will achieve profitability or positive cash flow. Additional financing will be required to fund the Company's continuing operations and product and business development activities in the form of debt or equity securities or bank financing. There can be no assurance that such financing will be available on acceptable terms, if at all. The unavailability of such financing could delay or prevent the development, testing, regulatory approval, manufacturing or marketing of some or all of the Company's products and could have a material adverse effect on the Company's business, financial conditions or results of operations. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations."

DEPENDENCE ON KEY PERSONNEL; MANAGEMENT TRANSITION

    The Company's success depends largely upon its ability to attract and retain qualified scientific, medical, engineering, manufacturing, sales and marketing and management personnel. The Company faces competition for such personnel from other companies, academic institutions, government entities and other organizations. There can be no assurance that the Company will be successful in hiring or retaining such personnel. Three of the key executive officers of the Company have joined the management team in the past two years. The new management team will face significant challenges in transitioning the Company from research and development to manufacturing and marketing of the Company's products that have received regulatory approval. There can be no assurance that the management team can successfully manage the transition of the Company's business. See "Business -- Employees".

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

VOLATILITY OF STOCK PRICE

    The market price of the Company's securities, like the stock prices of many publicly traded biopharmaceutical companies, has been and may continue to be highly volatile. A variety of events, both concerning and unrelated to the Company and the biopharmaceutical industry, such as the level of sales of the Company's products, problems with clinical development of the Company's potential products, announcements of technological innovations, regulatory developments or new commercial products by the Company or its competitors, government regulation, delays or other developments relating to regulatory approvals, developments or disputes relating to patent or proprietary rights, comments and reports by securities analysts, product liability claims, as well as period-to-period fluctuations in the Company's financial results, may have a significant negative impact on the market price of the Company's securities. See "Item 5 -- Market for Registrant's Equity and Related Stockholder Matters."

IMPACT OF YEAR 2000

Some of the Company's older computer programs were written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. The Company has determined it has no exposure to contingencies related to the Year 2000 issue for the products it sells.

In 1997, the Company initiated a project to modify or replace portions of its systems so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company expects this project to be substantially complete by the third quarter of 1999 and does not expect to incur material costs on this project. The Company will begin to initiate formal communications with all of its significant suppliers and large customers to determine the extent to which the Company may be vulnerable to those third parties failure to remediate their own Year 2000 issues.

Despite these efforts, there can be no assurance that the Company will not encounter unforeseen problems in its own computer systems, or that the systems of other companies on which the Company's operations rely will be upgraded or replaced in a timely manner. Such unforeseen problems in the Company's systems, or failures to address this issue by other companies could have an adverse effect on the Company's operations.

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

SUPPLEMENTAL ITEM. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information with respect to the executive officers and directors of the Company as of March 1, 1998 is set forth below:

              NAME                         AGE           POSITION WITH THE COMPANY
              ----                         ---           -------------------------
I. Craig Henderson, M.D. ................  56   Chairman of the Board and Chief Executive Officer
Joseph J. Vallner, Ph.D. ................  51   Executive Vice President, Chairman of Operating
                                                Committee
Kenneth D. Cunningham, M.D. .............  49   Vice President of Clinical Development and Medical
                                                Director
Peter K. Working, Ph.D. .................  49   Vice President for Research & Development
Edward L. Jacobs.........................  51   Senior Vice President of Commercial Operations
Aron F. Stein ...........................  39   Vice President for Regulatory Affairs
Anthony A. Huang, Ph.D. .................  45   Vice President for Product Development
Francis J. Martin, Ph.D. ................  49   Vice President and Chief Scientific Officer
Sally A. Davenport.......................  62   Corporate Secretary
Anthony T. Hendrickson...................  44   Corporate Controller and Principal Accounting Officer
Robin D. Campbell .......................  43   Director
Robert G. Faris(1)(2)....................  59   Director
Richard C.E. Morgan(1)(2)................  53   Director
E. Donnall Thomas, M.D.(1)(2)............  77   Director

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

        Kenneth D. Cunningham, M.D. has been Vice President of Clinical Development and Medical Director since June 1997. From 1996 to 1997, Dr. Cunningham served as European Medical Director for International Operations in the SEQUUS European office, worked with the DOXIL development group in the U.S., and participated in the SEQUUS-Schering-Plough Joint Development Team. Prior to joining SEQUUS in 1996, Dr. Cunningham was with Glaxo Wellcome where he held several clinical positions including Director of Infectious Diseases, Worldwide Medical Affairs; Head of Infection & Oncology, International Medical Affairs; and Senior Research Physician, Infection and Oncology, Clinical Research. Dr. Cunningham also worked at Warner Lambert as a Pharmaceutical Physician and a Clinical Assistant in Oncology and has several years of experience working in a hospital setting. Dr. Cunningham received his medical degree from St. Mary's Hospital Medical School, Paddington, London, United Kingdom. His specialty training was in Pediatric Oncology.

        Edward L. Jacobs joined SEQUUS in November 1997 as Senior Vice President of Commercial Operations. Mr. Jacobs has a long career in oncology marketing both in major pharmaceutical companies and, more recently, in smaller companies closer to the size of SEQUUS. He was at Adria Laboratories (now merged into Pharmacia Upjohn) from 1978 to 1986 as Business Director of the Oncology Products Division. More recently he has served as President and CEO of Trilex Pharmaceuticals, Inc. from 1995 to 1997, and General Manager of oncology services for Syncor International from 1990 to 1993 and Vice President Marketing and Commercial Development at NeoRx Corporation from 1986 to 1990.

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

        Francis J. Martin, Ph.D. was appointed Vice President and Chief Scientific Officer of the Company in July 1994. From October 1986 to July 1994 he served as Vice President for Research and Principal Scientist, with responsibility for guiding and coordinating the Company's internal and extramural research activities for STEALTH liposome products. From 1981 to 1986, Dr. Martin served the Company in various capacities, including Director of Liposome Research and Formulations and was the Technical Director of the Company's former joint venture, Cooper-Lipotech. Dr. Martin received a Ph.D. degree in Biochemistry from Northwestern University.

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

        Sally A. Davenport is a Company founder and has served as the the Company's Corporate Secretary since the Company's inception. She has been responsible for various administrative and corporate functions since 1981, including human relations, investor and public relations, and SEC reporting. Ms. Davenport received a B.S. degree in Technical Journalism from Iowa State University.

        Anthony T. Hendrickson has served as Corporate Controller and Chief Accounting Officer since April 1997. Mr. Hendrickson joined SEQUUS from Lanier Worldwide where he served as director of finance and administration of a U.S.

operating division since 1995. Previously he was a senior manager at KPMG-Peat Marwick from 1993 to 1995. From 1980 to 1993, Mr. Hendrickson held several managerial positions in the accounting, tax and finance departments of Syntex Corporation, a multi-national pharmaceutical company headquartered in Palo Alto, California. Mr. Hendrickson received an MBA in Finance and Management from Ohio State University in Columbus, Ohio.

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

                                                  HIGH       LOW
                                                  ----       ---
     1997:
          Fourth Quarter......................  $ 9 5/8     $ 6 5/8
          Third Quarter.......................    8 31/32     5 1/2
          Second Quarter......................    8 5/16      5 3/8
          First Quarter.......................   16 3/8       7 1/8
     1996:
          Fourth Quarter......................  $17         $12 1/4
          Third Quarter.......................   20 1/8      11 1/2
          Second Quarter......................   22 1/2      13 3/4
          First Quarter.......................   19 1/2      12 3/8


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


ITEM 6. SELECTED FINANCIAL DATA

        Selected financial data are shown in Exhibit 13 to this Annual Report on Form 10-K/A.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Management's discussion analysis of financial condition and results of operation appears in Exhibit 13 to this Annual Report on Form 10-K/A.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Financial Statements appear in Exhibit 13 to this Annual Report on Form 10-K/A.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

                                             PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Company incorporates by reference the information set forth under the captions "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's Proxy Statement to be filed with the Securities and Exchange Commission not later than April 30, 1998, and to be mailed to stockholders in connection with the Company's Annual Meeting of Stockholders (the "Proxy Statement"). Certain information relating to executive officers of the Company appears on pages 26 through 28 of this Annual Report on Form 10-K/A.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. AND 2. FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

    The following documents appear in Exhibit 13 to this Annual Report on Form 10-K/A and are filed as part hereof.

                                                                                     PAGE
                                                                                     ----
Report of Ernst & Young LLP, Independent Auditors...................................  41
Balance Sheets at December 31, 1997 and 1996........................................  42
Statements of Operations for the years ended December 31, 1997, 1996 and 1995.......  43
Statement of Stockholders' Equity for the three years ended December 31, 1997.......  44
Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995.......  45
Notes to Financial Statements.......................................................  46

Schedule II--Valuation and Qualifying Accounts......................................  58

    All other schedules are omitted because they are not required or the required information is included in the financial statements or notes thereto.

3. EXHIBITS:

  3.1      Certificate of Incorporation of the Company, as amended(1)
  3.2      By-Laws(2)
 10.1*     1982 Employee Stock Option Plan (As Amended)(3)
 10.1.1*   1987 Employee Stock Option Plan(4)
 10.1.2*   1987 Consultant Stock Option Plan(4)
 10.1.4*   Employee Stock Purchase Plan(4)
 10.1.5*   401(k) Plan and Adoption Agreement for 401(k) Plan(3)
 10.1.6*   LTI Flex Elect Section 125 Cafeteria Plan(3)
 10.1.7*   1990 Director Stock Option Plan(4)
 10.2.1    Lease Agreement between Lincoln Menlo IV & V Associates Limited and the Company dated February 13, 1996 for 960 and 978 Hamilton Court,
           Menlo Park, California.(5)
 10.2.2    Lease Agreement between Lincoln Menlo IV & V Associates Limited and the Company dated February 13, 1996 for 1050, 1080 and 1098 Hamilton
           Court, Menlo Park, California.(5)
 10.2.3    Lease Agreement between Lincoln Menlo III Associates Limited and the
           Company dated May 1, 1995 for 1180 Hamilton Court, Menlo Park,
           California.(5)
 10.2.4    Lease Agreement between Lincoln Menlo VI and the Company dated
           February 1, 1996 for 1360 Willow Road, Menlo Park, California.(5)
 10.4*     Employment Agreement dated as of June 30, 1983, between the Company and Sally A. Davenport(2)
 10.5      Forms of Confidentiality Agreements entered into by Employees,
           Consultants and Advisors of the Company(2)
 10.12     Common Stock and Warrant Purchase agreement between the Company and
           David Blech dated as of January 25, 1990(6)
 10.14**   Agreement between Zeneca Limited and the Company relating to
           "Amphocil" dated August 12, 1993, as amended as of March 1, 1994 and
           July 12, 1994(7)
 10.15**   Manufacturing and Supply Agreement between Ben Venue Laboratories,
           Inc. ("Ben Venue") and the Company relating to DOXIL dated January 1,
           1993(7)
 10.16**   Manufacturing and Supply Agreement between Ben Venue and the Company relating to AMPHOCIL dated January 1, 1993(7)

 10.17**   Supply Agreement between Meiji Seika Pharma International LTD and the
           Company relating to Doxorubicin Hydrochloride, USP dated September
           27, 1994(7)
 10.18**   Supply Agreement between A.L. Laboratories and the Company relating to Amphotericin B, USP dated February 15, 1994(7)
 10.20     Employment Agreement between the Company and I. Craig Henderson dated
           June 26, 1995(8)
 10.21     Employment Agreement between the Company and L. Scott Minick dated
           June 26, 1995(8)
 10.22**   Distribution Agreement between Schering-Plough Ltd. and the Company dated August 29, 1996(9)
 13        1997 Annual Report to Security Holders
 23.1      Consent of Independent Auditors - See page 59
 24        Power of Attorney - See page 60
 27        Financial Data Schedule - See page 61

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

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   SEQUUS Pharmaceuticals, Inc.

Date: April 9, 1998
                                   By: /s/  I. Craig Henderson, M.D.
                                       -----------------------------------------
                                            I. Craig Henderson, M.D.
                                            Chairman and Chief Executive Officer

                                 EXHIBIT INDEX

Exhibit
  No.                               Document
-------                             --------

  3.1      Certificate of Incorporation of the Company, as amended(1)
  3.2      By-Laws(2)
 10.1*     1982 Employee Stock Option Plan (As Amended)(3)
 10.1.1*   1987 Employee Stock Option Plan(4)
 10.1.2*   1987 Consultant Stock Option Plan(4)
 10.1.4*   Employee Stock Purchase Plan(4)
 10.1.5*   401(k) Plan and Adoption Agreement for 401(k) Plan(3)
 10.1.6*   LTI Flex Elect Section 125 Cafeteria Plan(3)
 10.1.7*   1990 Director Stock Option Plan(4)
 10.2.1    Lease Agreement between Lincoln Menlo IV & V Associates Limited and the Company dated February 13, 1996 for 960 and 978 Hamilton Court,
           Menlo Park, California.(5)
 10.2.2    Lease Agreement between Lincoln Menlo IV & V Associates Limited and the Company dated February 13, 1996 for 1050, 1080 and 1098 Hamilton
           Court, Menlo Park, California.(5)
 10.2.3    Lease Agreement between Lincoln Menlo III Associates Limited and the
           Company dated May 1, 1995 for 1180 Hamilton Court, Menlo Park,
           California.(5)
 10.2.4    Lease Agreement between Lincoln Menlo VI and the Company dated
           February 1, 1996 for 1360 Willow Road, Menlo Park, California.(5)
 10.4*     Employment Agreement dated as of June 30, 1983, between the Company and Sally A. Davenport(2)
 10.5      Forms of Confidentiality Agreements entered into by Employees,
           Consultants and Advisors of the Company(2)
 10.12     Common Stock and Warrant Purchase agreement between the Company and
           David Blech dated as of January 25, 1990(6)
 10.14**   Agreement between Zeneca Limited and the Company relating to
           "Amphocil" dated August 12, 1993, as amended as of March 1, 1994 and
           July 12, 1994(7)
 10.15**   Manufacturing and Supply Agreement between Ben Venue Laboratories,
           Inc. ("Ben Venue") and the Company relating to DOXIL dated January 1,
           1993(7)
 10.16**   Manufacturing and Supply Agreement between Ben Venue and the Company relating to AMPHOCIL dated January 1, 1993(7)

 10.17**   Supply Agreement between Meiji Seika Pharma International LTD and the
           Company relating to Doxorubicin Hydrochloride, USP dated September
           27, 1994(7)
 10.18**   Supply Agreement between A.L. Laboratories and the Company relating to Amphotericin B, USP dated February 15, 1994(7)
 10.20     Employment Agreement between the Company and I. Craig Henderson dated
           June 26, 1995(8)
 10.21     Employment Agreement between the Company and L. Scott Minick dated
           June 26, 1995(8)
 10.22**   Distribution Agreement between Schering-Plough Ltd. and the Company dated August 29, 1996(9)
 13        1997 Annual Report to Security Holders
 23.1      Consent of Independent Auditors - See page 59
 24        Power of Attorney - See page 60
 27        Financial Data Schedule - See page 61

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