Form 10-Q
period 1998-03-31
SEQUUS PHARMACEUTICALS INC
filed 1998-05-13
CIK 812444

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

      [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       OR

      [ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to _____________

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

                                 (650) 323-9011
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [ ]

As of April 27, 1998, the number of outstanding shares of the Company's common stock, par value $.0001, was 31,497,785.

                          SEQUUS PHARMACEUTICALS, INC.

                                      INDEX

PART I.    FINANCIAL INFORMATION                                                      Page No.
                                                                                      --------
    ITEM 1.    Condensed Financial Statements (unaudited)

               Condensed Balance Sheets
               March 31, 1998 and December 31, 1997..................................    1

               Condensed Statements of Operations for the
               Three Months Ended March 31, 1998 and 1997............................    2

               Condensed Statements of Cash Flows for the
               Three Months Ended March 31, 1998 and 1997............................    3

               Notes to Condensed Financial Statements ..............................    4

    ITEM 2.    Management's Discussion and Analysis of
               Financial Condition and Results of Operations..........................   7

PART II.   OTHER INFORMATION

    ITEM 4.    Submission of Matters to Stockholder...................................  20

    ITEM 5.    Other Matters..........................................................  20

    ITEM 6.    Exhibits and Reports on Form 8-K.......................................  20

    Signature.........................................................................  21

                          SEQUUS PHARMACEUTICALS, INC.
                            CONDENSED BALANCE SHEETS
                                 (in thousands)


                                                             March 31,      December 31,
                                                               1998             1997
                                                            (unaudited)        (note)
                                                            ----------      ------------
 ASSETS

 Current Assets:
   Cash and cash equivalents                                $    6,336       $    6,688
   Short-term investments                                       15,917           18,607
   Trade accounts receivable, net                                7,064            4,841
   Inventories                                                   3,523            4,117
   Prepaid expenses and other current assets                     1,606            1,145
                                                            ----------       ----------
       Total Current Assets                                     34,446           35,398

   Equipment and improvements, net                               6,819            6,569
   Other assets                                                    234              261
                                                            ==========       ==========
       Total Assets                                         $   41,499       $   42,228
                                                            ==========       ==========
 LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities:
   Accounts payable                                         $    3,049       $    3,848
   Accrued liabilities                                           7,596            6,883
   Deferred revenues                                               431              731
   Current portion of long term debt                               561              370
                                                            ----------       ----------
       Total Current Liabilities                                11,637           11,832

Long term debt                                                   4,439            4,630

Commitments

 Stockholders' Equity:
   Preferred stock                                                  --               --
   Common stock                                                      3                3
   Additional paid-in capital                                  202,614          199,939
   Accumulated deficit                                        (177,194)        (174,176)
                                                            ----------       ----------
       Total Stockholders' Equity                               25,423           25,776
                                                            ----------       ----------
       Total Liabilities and Stockholders' Equity           $   41,499       $   42,228
                                                            ==========       ==========

            Note: Derived from the audited Financial Statements at that date. See accompanying notes to condensed financial statements

                          SEQUUS PHARMACEUTICALS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                     (in thousands except per share amounts)
                                   (unaudited)


                                                             Three Months Ended
                                                                  March 31,
                                                          -----------------------
                                                            1998           1997
                                                          --------       --------
Revenues:
       Product sales                                      $ 12,320       $  6,488
       Royalties and fees                                      477          1,835
                                                          --------       --------
               Total Revenues                               12,797          8,323

Expenses:
       Cost of goods sold                                    1,906          1,314
       Research and development                              8,252          7,412
       Selling, general and administrative                   5,915          7,362
                                                          --------       --------
               Total Expenses                               16,073         16,088
                                                          --------       --------
       Loss from Operations                                 (3,276)        (7,765)

       Interest income                                         377            297
       Interest expense                                       (119)            --
                                                          --------       --------
               Net Loss                                   $ (3,018)      $ (7,468)
                                                          ========       ========
Net loss per share (basic and diluted)                    $  (0.10)      $  (0.25)
                                                          ========       ========
Common shares used in calculation of
  net loss per share (basic and diluted)                    30,751         29,998
                                                          ========       ========

            See accompanying notes to condensed financial statements

                          SEQUUS PHARMACEUTICALS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                Increase (decrease) in cash and cash equivalents
                                 (in thousands)
                                   (unaudited)


                                                                    Three Months Ended
                                                                        March 31,
                                                                  -----------------------
                                                                    1998           1997
                                                                  --------       --------
 Cash flows from operating activities:
        Net loss                                                  $ (3,018)      $ (7,468)
        Adjustment to reconcile net loss to net
        cash used in operating activities:
             Depreciation and amortization                             543            521
             Issuance of common stock to 401(k) Plan                    --            287
        Changes in operating assets and liabilities:
             Accounts receivable                                    (2,223)         4,510
             Inventories                                               594           (841)
             Prepaid expenses and other current assets                (461)          (331)
             Other assets                                               27           (151)
             Accounts payable                                         (799)          (127)
             Accrued liabilities                                       713           (523)
             Deferred revenue                                         (300)            --
                                                                  --------       --------
             Net cash used in operating activities                  (4,924)        (4,123)
                                                                  --------       --------
 Cash flows from investing activities:
        Available-for-sale securities:
             Purchases                                              (5,725)        (8,428)
             Sales                                                   4,430          2,933
             Maturities                                              3,985          9,422
        Capital expenditures, net                                     (793)          (769)
                                                                  --------       --------
             Net cash provided by
               investing activities                                  1,897          3,158
                                                                  --------       --------
 Cash flows from financing activities:
       Issuance of common stock                                      2,675          3,410
                                                                  --------       --------
             Net cash provided by financing activities               2,675          3,410
                                                                  --------       --------
Net increase (decrease) in cash and cash equivalents                  (352)         2,445
Cash and cash equivalents at beginning
  of the period                                                      6,688          9,977
                                                                  --------       --------
Cash and cash equivalents at end of the period                    $  6,336       $ 12,442
                                                                  ========       ========
Supplemental disclosure of cash flow information:
      Cash paid during the period for interest                    $    119       $     --
                                                                  ========       ========

            See accompanying notes to condensed financial statements

                          SEQUUS PHARMACEUTICALS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                 March 31, 1998
                                   (unaudited)

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

        In the opinion of management, the accompanying unaudited condensed financial statements of SEQUUS contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 1998, and the results of operations for the three periods ended March 31, 1998 and 1997, and the changes in cash flows for the three month periods ended March 31, 1998 and 1997, in accordance with generally accepted accounting principles.

        These condensed financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1997, which were filed with the Securities and Exchange Commission on Form 10-K/A.

        Although the nature of the business is not seasonal, the results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

2.      CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

        The Company considers all highly liquid investments with maturities of three months or less from the date of purchase to be cash equivalents. Short-term investments consist of investments with original maturities greater than three months, but less than one year.

        The Company invests its excess cash principally in government securities and high-grade investment paper. The Company maintains its cash, cash equivalents and short-term investments in several different instruments with various banks and brokerage houses. The diversification of risk is consistent with Company policy to maintain liquidity and ensure the safety of principal.

        Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. At March 31, 1998, all investments are classified as available-for-sale securities and are carried at fair value, with the unrealized gains and losses reported as a component of accumulated deficit. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in net income. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in net income. The cost of securities sold is based on the specific identification method.

        The following is a summary of available-for-sale securities (in thousands):


As of March 31, 1998

                                                              GROSS UNREALIZED
                                              AMORTIZED     ----------------------     ESTIMATED
                                                COST         GAINS         LOSSES      FAIR VALUE
                                              --------      --------      --------      --------
United States government securities ....      $  2,438      $      3      $      2      $  2,439
United States corporate securities .....         7,941            --             7         7,934
Foreign debt securities ................         5,545            --             1         5,544
                                              --------      --------      --------      --------
                                              $ 15,924      $      3      $     10      $ 15,917
                                              ========      ========      ========      ========

As of December 31, 1997

                                                              GROSS UNREALIZED
                                              AMORTIZED     ----------------------     ESTIMATED
                                                COST         GAINS         LOSSES      FAIR VALUE
                                              --------      --------      --------      --------
United States government securities ....      $  6,581      $      6      $     --      $  6,587
United States corporate securities .....         8,052            21            --         8,073
Foreign debt securities ................         3,943             4            --         3,947
                                              --------      --------      --------      --------
                                              $ 18,576      $     31      $     --      $ 18,607
                                              ========      ========      ========      ========


        The gross realized gains and losses on sales of available-for-sale securities were immaterial for the quarters ended March 31, 1998 and 1997. As of March 31, 1998 the average portfolio duration was approximately 61 days.

3.      INVENTORIES

        Inventories are stated at the lower of cost (principally first-in, first-out) or market. The inventory detail is as follows (in thousands):

                                                MARCH 31,    DECEMBER 31,
                                                  1998          1997
                                                ---------    -----------
       Raw materials ........................    $2,014          $2,707
       Work-in-process ......................       181              --
       Finished goods .......................     1,328           1,410
                                                 ------          ------
                                                 $3,523          $4,117
                                                 ======          ======

4.      COMPREHENSIVE INCOME

        As of January 1, 1998, the Company adopted Statement 130, "Reporting Comprehensive Income." Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or stockholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in stockholders' equity to be included in other comprehensive income. During the first quarter of 1998 and 1997, total comprehensive loss amounted to ($3,056,000) and ($7,434,000), respectively.

5.      LONG TERM DEBT

        In June 1997 the Company obtained $5.0 million from a total $10 million working capital loan with Silicon Valley Bank of Santa Clara, California. Payment terms for the $5.0 million obtained in June, 1997 are interest only for 12 months and principal and interest over the remaining 44 months. The remaining $5.0 million can be drawn down against eligible accounts receivable.

6.      DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE

        During the first quarter of 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued in 1998. It also establishes standards for related disclosures about products and services, geographic area, and major customers. The adoption of SFAS 131 has no impact on the Company's consolidated results of operations, financial position or cash flows.

ITEM 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" that relate to future plans, events or performance are forward-looking statements which involve risks and uncertainties. Actual results, events or performance may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those set forth under "Factors That May Affect Future Results, Events or Performance" below. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update these forward-looking statements that may be needed to reflect events or circumstances that occur after the date hereof or to reflect the occurrence of unanticipated events.

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

    In September 1996, the Company entered into a distribution agreement with Schering-Plough Corporation ("Schering-Plough") under which Schering-Plough has rights to market and sell CAELYX worldwide, except for the United States, Japan and certain other countries. As of March 30, 1998, Schering-Plough has launched CAELYX in Germany, United Kingdom, Sweden, Austria, Denmark, Finland and the Netherlands. Pricing discussions are underway with the appropriate agencies in those European countries where pricing approval is required. In addition, the Company and Schering-Plough are jointly planning the clinical development of DOXIL for the treatment of solid tumors in the United States and certain international markets. Schering-Plough will be responsible for conducting certain of these clinical trials. The Company received fees of $7.3 million (including a one-time distribution rights payment of $5.3 million) in 1996 and $4.3 million in 1997 from Schering-Plough. The company did not receive any CAELYX related fees in the three months ending March 31,1998

    The Company used its first-generation lipid-based delivery technology to develop AMPHOTEC, a proprietary formulation of a leading antifungal drug, amphotericin B. In November 1996, SEQUUS received marketing clearance from the FDA for AMPHOTEC for the treatment of invasive aspergillosis, a life-threatening fungal infection, in patients where renal impairment or unacceptable toxicity precludes the use of conventional amphotericin B therapy in effective doses and in patients where prior amphotericin B therapy has failed. In December 1996, the Company launched AMPHOTEC in the United States, using its own marketing and sales organization. In April 1997, the Company elected to reduce the contract price of AMPHOTEC in response to feedback from its hospital customers that the relative cost of lipid-based amphotericin B therapy, compared to generic amphotericin B therapy, limited the broad use of AMPHOTEC in managed care environments. AMPHOTEC has also received marketing clearance in a number of other countries for the treatment of systemic fungal infections in patients for whom conventional amphotericin B is contraindicated due to toxicity or renal failure or for whom previous antifungal therapy was unsuccessful. The Company's strategy is to commercialize AMPHOTEC in international markets, under the trade name AMPHOCIL, through distribution partners. The Company has entered into a number of distribution agreements, including agreements with Zeneca Limited ("Zeneca") and Bayer, Inc. ("Bayer") in selected countries. A liposome-based amphotericin B product which targets indications similar to those targeted by AMPHOCIL has been first to market and has captured a significant share of the market in many foreign markets. This liposome-based amphotericin B product was also launched in September 1997 in the United States joining a second competitor who launched the first lipid-based antifungal agent in the United States. Competition from these two competitors could have an adverse effect on the market penetration and pricing of AMPHOTEC in both Europe and in the United States.

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

    The Company has incurred losses in each year since its inception and has accumulated approximately $177.2 million in net losses through March 31, 1998, including a net loss of approximately $3.0 million in the first three months of 1998. Although the Company and its marketing partners have commenced marketing DOXIL in the United States and certain international markets and AMPHOTEC in the United States and 23 other countries, there can be no assurance that revenues from product sales or other sources will be sufficient to fund operations or that the Company will achieve profitability or positive cash flow.

    The Company expects its research and development expenses to increase as a result of expanded clinical trials of DOXIL in a variety of solid tumors and expanded clinical trials of SPI-077. The Company expects its marketing and sales expenses to increase as it proceeds with the commercialization of DOXIL and AMPHOTEC through its United States direct sales and marketing organization. As of March 31, 1998, SEQUUS had a United States sales team of 41 individuals experienced in the sale of pharmaceutical and biopharmaceutical products, with particular emphasis on oncology and infectious disease.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 1998 and 1997

    Revenues

    Total revenues were $12.8 million, of which $12.3 million were product sales, during the quarter ended March 31, 1998. By comparison, total revenues were $8.3 million during the quarter ended March 31, 1997 of which $6.5 million were product sales. DOXIL product sales represented 86% of total product sales in the first quarter of 1998 compared to 85% in the first quarter of 1997. In the first quarter of 1998, the Company recognized $0.3 million under its research and development agreement with Bayer. The Company, however, did not recognize any DOXIL related development payments from its distribution partner Schering-Plough. In the comparative first quarter of 1997, the Company recognized revenues of approximately $1.8 million under its agreement with Schering-Plough.

    Operating Expenses

    The Company's gross margin increased to 85% of product sales in the first quarter of 1998 from 80% of product sales in the comparable quarter of the prior year. This increase in the gross margin is due to an increase in direct product sales in the United States and the mix of products sold. The Company generally recognizes higher margins on direct product sales in the United States than it does on sales to the Company's international distribution partners and agents. Direct product sales were 87% of product sales in the first quarter of 1998 and were 80% of product sales in the first quarter of 1997. The Company anticipates that its gross margin will continue to fluctuate or may decline depending on the proportion of product sales in the United States relative to sales to the Company's international distribution partners and agents and the product mix.

    The principal items of research and development ("R&D") expense are personnel costs, costs of clinical trials, clinical production and supplies. R&D expense increased to $8.3 million in the first quarter of 1998, from $7.4 million in the comparable quarter of 1997. This increase in R&D expenses was primarily due to expanded clinical trials of DOXIL in solid tumors, clinical trial expenses for SPI-077 and increased spending on R&D projects. The Company anticipates that future clinical trial expenses will increase due to expanded clinical trials of DOXIL in a variety of solid tumors and to expanded clinical trials of SPI-077.

    Selling, general and administrative ("SG&A") expenses decreased to $5.9 million in the first quarter of 1998 from $7.4 million in the third quarter of 1996. The decrease in SG&A expenses was primarily due to the absence in the first quarter of 1998 of the one-time marketing costs associated with launching the AMPHOTEC product that was incurred in the first quarter of 1997. The Company anticipates SG&A expenses will increase as efforts continue to expand the market for DOXIL and AMPHOTEC in the United States.

    Interest Income & Expense

    Interest income remained relatively the same at $0.4 million in the first quarter of 1998 as compared to $0.3 million in the first quarter of 1997. Interest expense increased to $0.1 million in the first quarter of 1998 related to a $5.0 million loan obtained in June 1997.

    Net Loss

    The Company's net loss decreased to $3.0 million for the three month period ended March 31, 1998 from $7.5 million for the same period of 1997, a decrease of $4.5 million. The net loss per share (both basic and diluted) was $0.10 for the three month period ended March 31, 1998 compared to a net loss of $0.25 per share in the same period of 1997. The decrease in net loss per share for the first quarter of 1998 was due primarily to an increase in product sales in the United States and reduced AMPHOTEC marketing costs partially offset by an increase in clinical trial expenses and the absence of a similar 1997 DOXIL related development payments under the Schering-Plough distribution agreement.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's cash and cash equivalents at March 31, 1998 were $22.3 million, a decrease of $3.0 million from $25.3 million at December 31, 1997. This decrease represents by $4.9 million of net cash used by operating activities and $0.8 million in capital expenditures partially offset by $5.4 million of cash provided by short-term investments and equity financing. In June 1997, the Company obtained $5.0 million from a total $10 million working capital loan with Silicon Valley Bank of Santa Clara, California. Payment terms for the $5 million obtained in June 1997 are interest only for 12 months and principal and interest over the remaining 44 months. The remaining $5 million can be drawn down against eligible accounts receivable. During the three months ended March 31, 1998, the Company received approximately $2.7 million from the exercise of warrants issued to investors in private placements and employee stock options. Of this, approximately $1.7 million was due to the exercise of warrants to purchase approximately 221,035 shares of Common Stock at $7.425 per share and 10,359 shares of Common Stock at $7.4328 per share.

    The Company believes that the Company's existing cash balances, interest income, and revenues from operations will be adequate to fund its planned activities at least through the next 12 months. The Company may decide to raise additional financing sooner. There can be no assurance that adequate financing will be available on satisfactory terms, if at all.

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

        Beginning in 1997, the Company initiated a project to modify or replace portions of its systems so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company expects this project to be substantially complete by the third quarter of 1999 and does not expect to incur material costs on this project. The Company will begin to initiate formal communications with all of its significant suppliers and large customers to determine the extent to which the Company may be vulnerable to those third parties failure to remediate their own Year 2000 issues.

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

    The Company is also dependent on market acceptance of AMPHOTEC in the United States and in international markets. To date, the Company has had very limited sales of AMPHOTEC in the United States and internationally. The Company faces intense competition and price pressure in marketing and selling AMPHOTEC and elected in April 1997 to cut prices of AMPHOTEC in the United States. A number of factors may limit the market acceptance of DOXIL and AMPHOTEC and any other products developed by the Company, including the timing of regulatory approval and market entry relative to competitive products, the availability of alternate therapies, the price of the Company's products relative to alternative therapies, the availability of third-party reimbursement and the extent of marketing efforts by third-party distributors or agents retained by the Company, as well as the success of the marketing efforts by the Company's sales team which was organized in August 1996. In addition, therapeutic products based on liposome or lipid-based technology have become commercially available only in the last few years. As a result, unanticipated side effects or unfavorable publicity concerning any product incorporating liposome or lipid-based technologies could have an adverse effect on the Company's ability to obtain physician, patient or third-party payor acceptance and to sell the Company's products. There can be no assurance that physicians, patients or third-party payors will accept liposome products or any of the Company's products as readily as traditional forms of medication or at all.

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

    A number of large pharmaceutical companies, including Bristol-Myers Squibb Company ("Bristol-Myers") and Pfizer Inc., have established strong market positions for oncology and infectious diseases. For example, AMPHOTEC competes with traditional amphotericin B therapy, which is currently produced and marketed by Bristol-Myers and others. The Company also faces competition from two companies specializing in liposome drug delivery, NeXstar Pharmaceuticals, Inc. ("NeXstar") and The Liposome Company ("TLC"), both of which have received regulatory approvals in the United States and internationally for products competitive with the Company's products. In some cases, the competing liposomal products have obtained significant market share in certain territories by being the first to market, have been introduced at lower prices than the Company's competing products, or have received marketing clearance covering a broader range of indications than the Company's competing products. For example, TLC has received FDA clearance to market its amphotericin B lipid formulation for treating a broader range of indications than the indications for which AMPHOTEC has received marketing clearance.

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

LIMITED MARKETING AND SALES EXPERIENCE; DEPENDENCE ON THIRD-PARTY DISTRIBUTORS AND AGENTS

    The Company has limited experience marketing and selling its products. The Company currently markets and sells its products in the United States with a sales team of 41 persons. The Company's ability to generate future revenue in the United States is dependent on the success of its direct sales team in marketing DOXIL and AMPHOTEC. Future development of its marketing and sales organization may require significant additional expenditures, management resources and time. In addition, the loss of certain key sales personnel could adversely affect the sales effort and have a material adverse effect on the Company's business, financial condition and results of operations. Several biotechnology and pharmaceutical companies have recently expanded their sales forces, particularly in the field of oncology, which has increased competition for experienced personnel. Furthermore, if the Company enters into marketing partnerships with other companies to augment its own sales organization, the Company's margins on these products would be significantly reduced.

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

DEPENDENCE ON THIRD-PARTY MANUFACTURING AND SOLE-SOURCE SUPPLIERS; MANUFACTURING RISKS

    The Company's internal manufacturing capabilities are limited to producing products for preclinical development. The Company is dependent on Ben Venue Laboratories, Inc. ("Ben Venue") to manufacture commercial-scale quantities of AMPHOTEC and DOXIL pursuant to supply agreements. There can be no assurance that Ben Venue will continue to meet FDA or product specification standards or that the Company's manufacturing requirements can be met in a consistent and timely manner. Only a limited number of contract manufacturers are capable of manufacturing AMPHOTEC and DOXIL, and any alternative manufacturer would require regulatory approval to manufacture the product which would likely take several months, if approval is granted at all. The Company has recently retained a second manufacturing site for its products. The Company has in the past experienced batch failures in the manufacturing process for AMPHOTEC and DOXIL. Any batch failures in the future could result in a material increase in cost of goods sold or in the Company's inability to deliver products on a timely basis. In addition, the Company may be unable to obtain sufficient contract manufacturing capacity due to competing demands on the contract manufacturer's capacity or other reasons. In the event of any interruption of supply from the contract manufacturer due to regulatory reasons, significant batch failures, capacity constraints or other causes, there can be no assurance that the Company could make alternative manufacturing arrangements on a timely basis, if at all. Such an interruption would have a material adverse effect on the Company's business, financial condition and results of operations.

    The Company relies on certain suppliers of key raw materials to provide an adequate supply of such materials for production of finished products. Certain materials are purchased from single sources. In particular, amphotericin B and doxorubicin are currently each supplied to the Company by single sources, and the number of alternative sources is limited. The Company has a sole-source supply agreement with Meiji Seika Pharma International, Ltd., which expires in 1999, to supply the Company with doxorubicin for DOXIL. The Company also has a sole-source supply agreement with A.L. Laboratories, Inc. which expires in 1999, to supply the Company with amphotericin B for AMPHOTEC. There can be no assurance that the doxorubicin or the amphotericin B supplied under these agreements will continue to meet FDA requirements applicable to DOXIL or AMPHOTEC, which could delay or prevent future sales of DOXIL or AMPHOTEC, if any, by the Company. The number of alternative qualified suppliers of key raw materials required for the manufacture of DOXIL and AMPHOTEC is also limited. The disqualification or loss of a sole-source supplier could have a material adverse effect on the Company because of a delay or inability in obtaining and qualifying an alternate supplier and the costs associated with such delay and in finding and qualifying an alternate supplier. Regulatory requirements applicable to pharmaceutical products tend to make the substitution of suppliers costly and time consuming. The unavailability of adequate commercial quantities, the loss of a supplier's regulatory approval, the inability to develop alternative sources, a reduction or interruption in supply or a significant increase in the price of materials could impair the Company's ability to manufacture and market its products which would have a material adverse effect on the Company's business, financial condition and results of operations.

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

HISTORY OF OPERATING LOSSES; NEED FOR ADDITIONAL FINANCING

    The Company has incurred losses in each year since its inception and has accumulated approximately $177.2 million in net losses through March 31, 1998, including a net loss of approximately $3.0 million in the quarter ended March 31, 1998. There can be no assurance that revenues from product sales or other sources will be sufficient to fund operations or that the Company will achieve profitability or positive cash flow. Additional financing may be required to fund the Company's continuing operations and product and business development activities in the form of debt or equity securities or bank financing. There can be no assurance that such financing will be available on acceptable terms, if at all. The unavailability of such financing could delay or prevent the development, testing, regulatory approval, manufacturing or marketing of some or all of the Company's products and could have a material adverse effect on the Company's business, financial conditions or results of operations.

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

PART II - OTHER INFORMATION

ITEM 4.

No reports

ITEM 5.

No reports

ITEM 6.

Exhibits and Reports on Form 8-K

(a)      Exhibits

         27   Financial Data Schedule

(b)      Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           SEQUUS PHARMACEUTICALS, INC.
                                                   (Registrant)

Date: May 12, 1998

                                  By: /s/ I Craig Henderson, M.D.
                                      ------------------------------------------
                                      I. Craig Henderson, M.D.
                                      Chairman and Chief Executive Officer

                                  By: /s/ Anthony T. Hendrickson
                                      ------------------------------------------
                                      Anthony T. Hendrickson
                                      Corporate Controller
                                      (Principal Accounting Officer)

                               INDEX TO EXHIBITS

Exhibit
Number                  Description
------                  -----------
27                Financial Data Schedule