Form 10-Q
period 1998-06-30
SEQUUS PHARMACEUTICALS INC
filed 1998-08-12
CIK 812444

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

            [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from ____________________ to ____________________

                         Commission file number 0-15847

                          SEQUUS PHARMACEUTICALS, INC.
                          ----------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                                94-3031834
-------------------------------                              -----------------
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


Yes  [X]       No [ ]


As of July 22, 1998, the number of outstanding shares of the Company's common stock, par value $.0001, was 31,628,704.

                          SEQUUS PHARMACEUTICALS, INC.

                                      INDEX


PART I.           FINANCIAL INFORMATION                                    Page No.
                                                                           --------
      ITEM 1.      Financial Statements (unaudited)

                   Condensed Balance Sheets
                   June 30, 1998 and December 31, 1997......................   1

                   Condensed Statements of Operations for the
                   Three and Six Months Ended June 30, 1998 and 1997........   2

                   Condensed Statements of Cash Flows for the
                   Six Months Ended June 30, 1998 and 1997..................   3

                   Notes to Condensed Financial Statements .................   4

      ITEM 2.      Management's Discussion and Analysis of
                   Financial Condition and Results of Operations............   7


PART II.          OTHER INFORMATION

      ITEM 6.      Exhibits and Reports on Form 8-K.........................  22

      Signatures............................................................  23

                          SEQUUS PHARMACEUTICALS, INC.
                                CONDENSED BALANCE
                              SHEETS (in thousands)


                                                                             June 30,          December 31,
                                                                              1998                1997
                                                                           (unaudited)           (note)
                                                                           -----------         ------------
 ASSETS

 Current Assets:
   Cash and cash equivalents                                                $   6,296           $   6,688
   Short-term investments                                                      19,543              18,607
   Trade accounts receivable, net                                               7,772               4,841
   Inventories                                                                  3,560               4,117
   Prepaid expenses and other current assets                                    1,505               1,145
                                                                            ---------           ---------
                        Total Current Assets                                   38,676              35,398

   Property and equipment, net                                                  7,391               6,569
   Other assets                                                                   201                 261
                                                                            ---------           ---------
                        Total Assets                                        $  46,268           $  42,228
                                                                            =========           =========


 LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities:
   Accounts payable                                                         $   4,711           $   3,848
   Accrued liabilities                                                          8,132               6,883
   Deferred revenues                                                              431                 731
   Current portion of long-term debt                                              757                 370
                                                                            ---------           ---------
                        Total Current Liabilities                              14,031              11,832

Long-term debt                                                                  4,243               4,630

Commitments

 Stockholders' Equity:
   Preferred stock                                                                 --                  --
   Common stock                                                                     3                   3
   Additional paid-in capital                                                 207,342             199,939
   Accumulated deficit                                                       (179,351)           (174,176)
                                                                            ---------           ---------
                        Total Stockholders' Equity                             27,994              25,776
                                                                            ---------           ---------

                        Total Liabilities and Stockholders' Equity          $  46,268           $  42,228
                                                                            =========           =========



        Note: Derived from the audited Financial Statements at that date.

            See accompanying notes to condensed financial statements

                          SEQUUS PHARMACEUTICALS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                     (in thousands except per share amounts)
                                   (unaudited)


                                                          Three Months Ended                  Six Months Ended
                                                              June 30,                            June 30,
                                                      1998               1997              1998               1997
                                                    --------           --------           --------           --------
Revenues:

       Product sales                                $ 13,739           $  7,916           $ 26,059           $ 14,404

       Royalties and fees                              2,276                530              2,753              2,365
                                                    --------           --------           --------           --------
                        Total Revenues                16,015              8,446             28,812             16,769


Expenses:


       Cost of goods sold                              2,210              1,657              4,116              2,971

       Research and development                        9,874              8,433             18,126             15,845

       Selling, general and administrative             6,237              6,128             12,152             13,490
                                                    --------           --------           --------           --------
                        Total Expenses                18,321             16,218             34,394             32,306
                                                    --------           --------           --------           --------

       Loss from Operations                           (2,306)            (7,772)            (5,582)           (15,537)

       Interest income                                   318                374                695                671

       Interest expense                                 (140)                --               (259)                --
                                                    --------           --------           --------           --------

                        Net Loss                    $ (2,128)          $ (7,398)          $ (5,146)          $(14,866)
                                                    ========           ========           ========           ========

Net loss per share (basic and diluted)              $  (0.07)          $  (0.24)          $  (0.17)          $  (0.49)
                                                    ========           ========           ========           ========

Common shares used in calculation of net
loss per share (basic and diluted)                    31,594             30,360             31,173             30,180
                                                    ========           ========           ========           ========


            See accompanying notes to condensed financial statements

                          SEQUUS PHARMACEUTICALS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                Increase (decrease) in cash and cash equivalents
                                 (in thousands)
                                   (unaudited)

                                                                           Six Months Ended
                                                                               June 30,
                                                                      ---------------------------
                                                                        1998               1997
                                                                      --------           --------
 Cash flows from operating activities:
            Net loss                                                  $ (5,146)          $(14,866)
            Adjustment to reconcile net loss to net
            cash used in operating activities:
                   Depreciation and amortization                         1,108              1,039
                   Issuance of common stock to 401(k) Plan                 328                287
            Changes in operating assets and liabilities:
                   Accounts receivable                                  (2,931)             4,259
                   Inventories                                             557                203
                   Prepaid expenses and other current assets              (360)              (104)
                   Other assets                                             60               (151)
                   Accounts payable                                        863               (956)
                   Accrued liabilities                                   1,636               (404)
                   Deferred revenues                                      (300)                --
                                                                      --------           --------
                   Net cash used in operating activities                (4,185)           (10,693)
                                                                      --------           --------

 Cash flows from investing activities:
            Available-for-sale securities:
                   Purchases                                           (24,835)           (36,144)
                   Sales                                                 7,918             13,319
                   Maturities                                           15,952             23,179
            Capital expenditures, net                                   (1,930)            (1,534)
                                                                      --------           --------
                   Net cash provided by investing activities             2,895              1,180
                                                                      --------           --------

 Cash flows from financing activities:
           Proceeds from(repayment of) long-term debt                     (387)             5,000
           Issuance of common stock                                      7,075              3,870
                                                                      --------           --------
                   Net cash provided by financing activities             6,688              8,870
                                                                      --------           --------

Net increase (decrease) in cash and cash equivalents                      (392)             3,003

Cash and cash equivalents at beginning of the period                     6,688              9,977
                                                                      --------           --------

Cash and cash equivalents at end of the period                        $  6,296           $  6,994
                                                                      ========           ========

Supplemental disclosure of cash flow information:
          Cash paid during the period for interest                    $    259           $     --
                                                                      ========           ========


            See accompanying notes to condensed financial statements

                          SEQUUS PHARMACEUTICALS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  June 30, 1998
                                   (unaudited)


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

            In the opinion of management, the accompanying unaudited condensed financial statements of SEQUUS contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 1998, and the results of operations for the three and six month periods ended June 30, 1998 and 1997, and the changes in cash flows for the six month periods ended June 30, 1998 and 1997, in accordance with generally accepted accounting principles.

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

            Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. At June 30, 1998, all investments are classified as available-for-sale securities and are carried at fair value, with the unrealized gains and losses reported as a component of accumulated deficit. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income and interest expense. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in interest income and interest expense. The cost of securities sold is based on the specific identification method.

            The following is a summary of available-for-sale securities (in thousands):


              As of June 30, 1998                                            GROSS UNREALIZED
                                                           AMORTIZED    ---------------------------      ESTIMATED
                                                              COST       GAINS              LOSSES       FAIR VALUE
                                                           ---------     -----              ------       ----------
              United States government securities          $  3,776     $      1           $     --       $  3,777
              United States corporate securities              9,711           --                 (1)         9,710
              Foreign debt securities                         6,056            1                 (1)         6,056
                                                           --------     --------           --------       --------

                                                           $ 19,543     $      2           $     (2)      $ 19,543
                                                           ========     ========           ========       ========


              As of December 31, 1997                                        GROSS UNREALIZED
                                                           AMORTIZED    ---------------------------       ESTIMATED
                                                             COST         GAINS             LOSSES        FAIR VALUE
                                                           ---------     -----              ------        ----------
              United States government securities          $  6,581     $      6           $     --       $  6,587
              United States corporate securities              8,052           21                 --          8,073
              Foreign debt securities                         3,943            4                 --          3,947
                                                           --------     --------           --------       --------

                                                           $ 18,576     $     31           $     --       $ 18,607
                                                           ========     ========           ========       ========


            The gross realized gains and losses on sales of available-for-sale securities were immaterial for the three month and six month periods ended June 30, 1998 and 1997. As of June 30, 1998 the average portfolio duration was approximately 94 days.


3.          INVENTORIES

            Inventories are stated at the lower of cost (principally first-in, first-out) or market. The inventory detail is as follows (in thousands):


                                                      JUNE 30,        DECEMBER 31,
                                                        1998              1997
                                                     ---------         ---------
                 Raw materials..............        $      734         $   2,707
                 Work-in-process............               259                 -
                 Finished goods.............             2,567             1,410
                                                     ---------         ---------
                                                     $   3,560         $   4,117
                                                     =========         =========

4.          COMPREHENSIVE INCOME

            As of January 1, 1998, the Company adopted Statement 130, "Reporting Comprehensive Income." Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or stockholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in stockholders' equity to be included in other comprehensive income. During the quarter ended June 30, 1998 and 1997, total comprehensive loss amounted to ($2,121,000) and ($7,424,000), respectively. For the six months ended June 30, 1998 and 1997, total comprehensive loss amounted to ($5,177,000) and ($14,858,000), respectively.

5.          LONG-TERM DEBT

            In June 1997 the Company obtained $5.0 million from a total $10 million working capital loan from a bank. Payment terms for the $5.0 million obtained in June, 1997 are interest only for 12 months and principal and interest over the remaining 44 months. The remaining $5.0 million credit line against eligible accounts receivable was not utilized by the Company and expired on June 30, 1998.

6.          STOCKHOLDERS EQUITY

            During the three and six months ended June 30, 1998, the Company received approximately $4.0 million and $6.7 million respectively from the exercise of warrants issued to investors in private placements and employee stock options. Of this, for the three months ended June 30, 1998, approximately $3.2 million was due to the exercise of warrants to purchase approximately 432,923 shares of Common Stock at $7.425 per share and 1,849 shares of Common Stock at $7.4328 per share. For the six months ended June 30, 1998, approximately $4.9 million was due to the exercise of warrants to purchase approximately 653,958 shares of Common Stock at $7.425 per share and 12,208 shares of Common Stock at $7.4328 per share.

7.          DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE

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

ITEM 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" that relate to future plans, events or performance are forward-looking statements which involve risks and uncertainties. Actual results, events or performance may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those set forth under "Factors That May Affect Future Results, Events or Performance" below and elsewhere in this discussion. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly update these forward-looking statements to reflect events or circumstances that occur after the date hereof or to reflect the occurrence of unanticipated events.

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

       In September 1996, the Company entered into a distribution agreement with Schering-Plough Corporation ("Schering-Plough") under which Schering-Plough has rights to market and sell CAELYX worldwide, except for the United States, Japan and certain other countries. As of June 30, 1998, Schering-Plough has launched CAELYX in Germany, France, Ireland, Italy, Israel, Greece, Spain, Portugal, United Kingdom, Norway, Sweden, Austria, Luxembourg, Denmark, Finland and the Netherlands. Pricing discussions are underway with the appropriate agencies in those European countries where pricing approval is required. In addition, the Company and Schering-Plough are jointly planning the clinical development of DOXIL for the treatment of solid tumors in the United States and certain international markets. Schering-Plough will be responsible for conducting certain of these clinical trials. The Company recognized fees of $7.3 million (including a one-time distribution rights payment of $5.3 million) in 1996 and $4.3 million in 1997 from Schering-Plough. The Company recognized $2.3 million from Schering-Plough through the first six months of 1998.

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

       The Company has incurred losses in each year since its inception and has accumulated approximately $179.4 million in net losses through June 30, 1998, including a net loss of approximately $5.1 million in the first six months of 1998. Although the Company and its marketing partners have commenced marketing DOXIL in the United States and 19 international markets and AMPHOTEC in the United States and 24 international countries, there can be no assurance that revenues from product sales or other sources will be sufficient to fund operations or that the Company will achieve profitability or positive cash flow.

       The Company expects its research and development expenses to increase as a result of expanded clinical trials of DOXIL in a variety of solid tumors and expanded clinical trials of SPI-077. The Company expects its marketing and sales expenses to increase as it proceeds with the commercialization of DOXIL and AMPHOTEC through its United States direct sales and marketing organization. As of June 30, 1998, SEQUUS had a United States sales team of 40 individuals experienced in the sale of pharmaceutical and biopharmaceutical products, with particular emphasis on oncology and infectious disease.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 1998 and 1997

       Revenues

       Total revenues were $16.0 million, of which $13.7 million were product sales, during the quarter ended June 30, 1998. By comparison, total revenues were $8.4 million during the quarter ended June 30, 1997, of which $7.9 million were product sales. DOXIL/CAELYX product sales represented 86% of total product sales in the second quarter of 1998 compared to 85% in the second quarter of 1997. The Company recognized $2.3 million in DOXIL/CAELYX related development payments in the second quarter of 1998 from its distribution partner Schering-Plough as compared $0.5 million in the second quarter of 1997.

       Operating Expenses

       The Company's gross margin increased to 84% of product sales in the second quarter of 1998 from 79% of product sales in the comparable quarter of the prior year. This increase in the gross margin is due to increased efficiencies in product manufacturing and the mix of products sold. The Company generally recognizes higher margins on direct product sales in the United States than it does on sales to the Company's international distribution partners and agents. The Company anticipates that its gross margin will continue to fluctuate and may decline depending on the proportion of product sales in the United States relative to sales to the Company's international distribution partners and agents and the product mix.

       The principal items of research and development ("R&D") expense are personnel costs, costs of clinical trials, clinical production and supplies. R&D expense increased to $9.9 million in the second quarter of 1998, from $8.4 million in the comparable quarter of 1997. This increase in R&D expenses was primarily due to expanded clinical trials of DOXIL in solid tumors, clinical trial expenses for SPI-077 and increased spending on R&D projects. The Company anticipates that future clinical trial expenses will increase due to expanded clinical trials of DOXIL in a variety of solid tumors and expanded clinical trials of SPI-077.

       Selling, general and administrative ("SG&A") expenses remained relatively unchanged at $6.2 million in the second quarter of 1998 as compared to $6.1 million in the second quarter of 1997. The Company anticipates SG&A expenses will increase as efforts continue to expand the market for DOXIL and AMPHOTEC in the United States.

       Interest Income & Expense

       Interest income declined slightly to $0.3 million in the second quarter of 1998 as compared to $0.4 million in the second quarter of 1997. Interest expense increased to $0.1 million in the second quarter of 1998 as a result of a $5.0 million loan obtained in June 1997.

       Net Loss

       The Company's net loss decreased to $2.1 million for the three month period ended June 30, 1998 from $7.4 million for the same period of 1997, a decrease of $5.3 million. The net loss per share (both basic and diluted) was $0.07 for the three month period ended June 30, 1998 compared to a net loss of $0.24 per share in the same period of 1997. The decrease in net loss and net loss per share for the second quarter of 1998 was due primarily to an increase in product sales in the United States, reduced AMPHOTEC marketing costs and revenues recognized under the Schering-Plough agreement partially offset by an increase in clinical trial expenses.

Six Months Ended June 30, 1998 and 1997

       Revenues

       Total revenues were $28.8 million, of which $26.0 million were product sales, during the six months ended June 30, 1998. By comparison, total revenues were $16.8 million during the six months ended June 30, 1997 of which $14.4 million were product sales. DOXIL/CAELYX product sales represented 86% of total product sales in the first six months of 1998 compared to 85% in the first six months of 1997. In the first six months of 1998, the Company recognized $0.3 million under its research and development agreement with Bayer and $2.3 million in DOXIL/CAELYX related development payments from its distribution partner Schering-Plough. In the comparative first six months of 1997, the Company recognized revenues under its agreement with Schering-Plough of approximately $2.3 million.

       Operating Expenses

       The Company's gross margin increased to 84% of product sales in the first six months of 1998 from 79% of product sales in the comparable period of the prior year. This increase in the gross margin is due to increased efficiencies in product manufacturing and the mix of products sold. The Company generally recognizes higher margins on direct product sales in the United States than it does on sales to the Company's international distribution partners and agents. The Company anticipates that its gross margin will continue to be subject to variations which can be caused by cost increases from third-party manufacturers, availability and cost of raw materials, competitive pricing pressures and the mix between product sales in the United States and sales to the Company's international marketing partners.

       The principal items of research and development ("R&D") expense are personnel costs, costs of clinical trials, clinical production and supplies. R&D expense increased to $18.1 million in the first six months of 1998, from $15.8 million in the comparable first six months of 1997. This increase in R&D expenses was primarily due to expanded clinical trials of DOXIL in solid tumors, clinical trial expenses for SPI-077 and increased spending on R&D projects. The Company anticipates that future clinical trial expenses will increase due to expanded clinical trials of DOXIL in a variety of solid tumors and to expanded clinical trials of SPI-077.

       Selling, general and administrative ("SG&A") expenses decreased to $12.2 million in the first six month period of 1998 from $13.5 million in the first six months of 1997. The decrease in SG&A expenses was primarily due to more rigorous expense control and the absence in the first half of 1998 of the one-time marketing costs associated with launching the AMPHOTEC product that was incurred in the first quarter of 1997. The Company anticipates SG&A expenses will increase as efforts continue to expand the market for DOXIL and AMPHOTEC in the United States.

       Interest Income & Expense

       Interest income remained consistent at $0.7 million in the first six month period of 1998 as compared to $0.7 million in the first six months of 1997. Interest expense increased to $0.2 million in the first half of 1998 as a result of the $5.0 million loan obtained in June 1997.

       Net Loss

       The Company's net loss decreased to $5.1 million for the six month period ended June 30, 1998 from $14.9 million for the same period of 1997, a decrease of $9.8 million. The net loss per share (both basic and diluted) was $0.17 for the six month period ended June 30, 1998 compared to a net loss of $0.49 per share in the same period of 1997. The decrease in net loss and net loss per share for the first half of 1998 was due primarily to an increase in product sales in the United States, reduced AMPHOTEC marketing costs and revenues recognized under the Schering-Plough agreement partially offset by an increase in clinical trial expenses.

LIQUIDITY AND CAPITAL RESOURCES

       The Company's cash and cash equivalents at June 30, 1998 were $25.8 million, an increase of $0.5 million from $25.3 million at December 31, 1997. This increase represents by $4.2 million of net cash used by operating activities, $0.4 million used to retire debt and $1.9 million used in capital expenditures offset by $6.1 million of cash provided by short-term investments and equity financing. In June 1997, the Company obtained $5.0 million from a total $10 million working capital loan with Silicon Valley Bank of Santa Clara, California. Payment terms for the $5 million obtained in June 1997 are interest only for 12 months and principal and interest over the remaining 44 months. The remaining $5 million credit line against eligible accounts receivable was not utilized by the Company and expired on June 30, 1998. During the six months ended June 30, 1998, the Company received approximately $6.7 million from the exercise of warrants issued to investors in private placements and employee stock options. Of this, approximately $4.9 million was due to the exercise of warrants to purchase approximately 653,958 shares of Common Stock at $7.425 per share and 12,208 shares of Common Stock at $7.4328 per share.

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

            Beginning in 1997, the Company initiated a project to modify or replace portions of its systems so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company expects this project to be substantially complete by the third quarter of 1999 and does not expect to incur material costs on this project. The Company has initiated formal communications with all of its significant suppliers and large customers to determine the extent to which the Company may be vulnerable to those third parties failure to remediate their own Year 2000 issues.

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

 ITEM 3.

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

LIMITED MARKETING AND SALES EXPERIENCE; DEPENDENCE ON THIRD-PARTY DISTRIBUTORS AND AGENTS

       The Company has limited experience marketing and selling its products. The Company currently markets and sells its products in the United States with a sales team of 40 persons. The Company's ability to generate future revenue in the United States is dependent on the success of its direct sales team in marketing DOXIL and AMPHOTEC. Future development of its marketing and sales organization may require significant additional expenditures, management resources and time. In addition, the loss of certain key sales personnel could adversely affect the sales effort and have a material adverse effect on the Company's business, financial condition and results of operations. Several biotechnology and pharmaceutical companies have recently expanded their sales forces, particularly in the field of oncology, which has increased competition for experienced personnel. Furthermore, if the Company enters into marketing partnerships with other companies to augment its own sales organization, the Company's margins on these products would be significantly reduced.

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

DEPENDENCE ON THIRD-PARTY MANUFACTURING AND SOLE-SOURCE SUPPLIERS; MANUFACTURING RISKS

       The Company's internal manufacturing capabilities are limited to producing products for preclinical development. The Company is dependent on Ben Venue Laboratories, Inc. ("Ben Venue") to manufacture commercial-scale quantities of AMPHOTEC and DOXIL pursuant to supply agreements. There can be no assurance that Ben Venue will continue to meet FDA or product specification standards or that the Company's manufacturing requirements can be met in a consistent and timely manner. Only a limited number of contract manufacturers are capable of manufacturing AMPHOTEC and DOXIL, and any alternative manufacturer would require regulatory approval to manufacture the product which would likely take several months, if approval were granted at all. The Company has recently retained a second manufacturing site for its products. The Company has in the past experienced batch failures in the manufacturing process for AMPHOTEC and DOXIL. Any batch failures in the future could result in a material increase in cost of goods sold or in the Company's inability to deliver products on a timely basis. In addition, the Company may be unable to obtain sufficient contract manufacturing capacity due to competing demands on the contract manufacturer's capacity or other reasons. In the event of any interruption of supply from the contract manufacturer due to regulatory reasons, significant batch failures, capacity constraints or other causes, there can be no assurance that the Company could make alternative manufacturing arrangements on a timely basis, if at all. Such an interruption would have a material adverse effect on the Company's business, financial condition and results of operations.

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

PRODUCT LIABILITY

       Testing, manufacturing, marketing and use of the Company's products will entail substantial risk of product liability. The Company currently maintains product liability insurance in an amount of $15 million per occurrence and $15 million in the aggregate. A single product liability claim could exceed the $15 million coverage limit, and there is a possibility of multiple claims. There can be no assurance that the amount of insurance the Company has obtained against the risk of product liability will be adequate, that the amount of such insurance can be renewed at acceptable cost or at all, or that the amount and scope of any coverage obtained will be adequate to protect the Company in the event of a successful product liability claim. The Company's business, financial condition and results of operations could be materially adversely affected by one or more successful product liability claims.

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

HISTORY OF OPERATING LOSSES; NEED FOR ADDITIONAL FINANCING

       The Company has incurred losses in each year since its inception and has accumulated approximately $179.3 million in net losses through June 30, 1998, including a net loss of approximately $5.1 million in the six months ended June 30, 1998. There can be no assurance that revenues from product sales or other sources will be sufficient to fund operations or that the Company will achieve profitability or positive cash flow. Additional financing may be required to fund the Company's continuing operations and product and business development activities in the form of debt or equity securities or bank financing. There can be no assurance that such financing will be available on acceptable terms, if at all. The unavailability of such financing could delay or prevent the development, testing, regulatory approval, manufacturing or marketing of some or all of the Company's products and could have a material adverse effect on the Company's business, financial conditions or results of operations.

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

PART II - OTHER INFORMATION


ITEM 6.

Exhibits and Reports on Form 8-K

(a)    Exhibits


       27      Financial Data Schedule

(b)    Reports on Form 8-K

No reports on Form 8-K were filed during the six month period ended June 30, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       SEQUUS PHARMACEUTICALS, INC.
                                               (Registrant)


Date: August 12, 1998
                                       By: /s/ I Craig Henderson, M.D.
                                           -------------------------------------
                                           I. Craig Henderson, M.D.
                                           Chairman and Chief Executive Officer


                                       By: /s/ Anthony T. Hendrickson
                                           -------------------------------------
                                           Anthony T. Hendrickson
                                           Corporate Controller
                                           (Principal Accounting Officer)

                               INDEX TO EXHIBITS

Exhibit
Number                          Description
-------                         -----------
27                       Financial Data Schedule