Form 10-Q
period 1998-09-30
SEQUUS PHARMACEUTICALS INC
filed 1998-11-13
CIK 812444

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

        [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended September 30, 1998

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


Yes  [X]  No  [ ]


As of October 23, 1998, the number of outstanding shares of the Company's common stock, par value $.0001, was 31,904,682.

                          SEQUUS PHARMACEUTICALS, INC.

                                      INDEX



PART I.    FINANCIAL INFORMATION                                                      Page No.
                                                                                      --------
    ITEM 1.    Financial Statements (unaudited)

               Condensed Balance Sheets
               September 30, 1998 and December 31, 1997..............................    1

               Condensed Statements of Operations for the
               Three and Nine Months Ended September 30, 1998 and 1997...............    2

               Condensed Statements of Cash Flows for the
               Nine Months Ended September 30, 1998 and 1997.........................    3

               Notes to Condensed Financial Statements ..............................    4

    ITEM 2.    Management's Discussion and Analysis of
               Financial Condition and Results of Operations.........................    7


PART II.   OTHER INFORMATION

    ITEM 3.    Quantitative and Qualitative Factors About Market Risk................   24

    ITEM 6.    Exhibits and Reports on Form 8-K......................................   24

    Signatures.......................................................................   25

                          SEQUUS PHARMACEUTICALS, INC.
                            CONDENSED BALANCE SHEETS
                                 (in thousands)


                                                              September 30,     December 31,
                                                                  1998             1997
                                                               (unaudited)        (note)
                                                              -------------     ------------
 ASSETS

 Current Assets:
   Cash and cash equivalents                                    $   4,374        $   6,688
   Short-term investments                                          16,913           18,607
   Trade accounts receivable, net                                  12,638            4,841
   Inventories                                                      4,012            4,117
   Prepaid expenses and other current assets                        1,425            1,145
                                                                ---------        ---------
               Total Current Assets                                39,362           35,398

   Property and equipment, net                                      8,289            6,569
   Other assets                                                       201              261
                                                                ---------        ---------
               Total Assets                                     $  47,852        $  42,228
                                                                =========        =========


 LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities:
   Accounts payable                                             $   5,123        $   3,848
   Accrued liabilities                                              8,780            6,883
   Deferred revenues                                                  782              731
   Current portion of long-term debt                                1,243              370
                                                                ---------        ---------
               Total Current Liabilities                           15,928           11,832

Long-term debt                                                      3,457            4,630

Commitments

Stockholders' Equity:
   Preferred stock                                                     --               --
   Common stock                                                         3                3
   Additional paid-in capital                                     208,222          199,939
   Accumulated deficit                                           (179,758)        (174,176)
                                                                ---------        ---------
               Total Stockholders' Equity                          28,467           25,766
                                                                ---------        ---------

               Total Liabilities and Stockholders' Equity       $  47,852        $  42,228
                                                                =========        =========

Note: Derived from the audited Financial Statements at that date.

See accompanying notes to condensed financial statements

                          SEQUUS PHARMACEUTICALS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                     (in thousands except per share amounts)
                                   (unaudited)


                                                    Three Months Ended               Nine Months Ended
                                                       September 30,                   September 30,
                                                   1998            1997            1998            1997
                                                 --------        --------        --------        --------
Revenues:

       Product sales                             $ 15,755        $  9,208        $ 41,814        $ 23,612
       Royalties and fees                           2,197           1,310           4,950           3,675
                                                 --------        --------        --------        --------
               Total Revenues                      17,952          10,518          46,764          27,287

Expenses:

       Cost of goods sold                           2,498           1,847           6,614           4,818
       Research and development                     9,349           8,100          27,475          23,945
       Selling, general and administrative          6,795           5,894          18,947          19,384
                                                 --------        --------        --------        --------
               Total Expenses                      18,642          15,841          53,036          48,147
                                                 --------        --------        --------        --------
       Loss from Operations                          (690)         (5,323)         (6,272)        (20,860)

       Interest income                                402             293           1,097             971
       Interest expense                              (119)           (123)           (378)           (130)
                                                 --------        --------        --------        --------

               Net Loss                          $   (407)       $ (5,153)       $ (5,553)       $(20,019)
                                                 ========        ========        ========        ========

Net loss per share (basic and diluted)           $  (0.01)       $  (0.17)       $  (0.18)       $  (0.66)
                                                 ========        ========        ========        ========

Common shares used in calculation
of net loss per share (basic and diluted)          31,669          30,476          31,340          30,292
                                                 ========        ========        ========        ========



See accompanying notes to condensed financial statements

                          SEQUUS PHARMACEUTICALS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                Increase (decrease) in cash and cash equivalents
                                 (in thousands)
                                   (unaudited)

                                                                Nine Months Ended
                                                                  September 30,
                                                             ------------------------
                                                               1998            1997
                                                             --------        --------
 Cash flows from operating activities:
        Net loss                                             $ (5,553)       $(20,019)
        Adjustment to reconcile net loss to net
        cash used in operating activities:
             Depreciation and amortization                      1,667           1,583
             Issuance of common stock to 401(k) Plan              328             287
        Changes in operating assets and liabilities:
             Accounts receivable                               (7,797)          3,863
             Inventories                                          105           1,640
             Prepaid expenses and other current assets           (280)           (121)
             Other assets                                          60            (151)
             Accounts payable                                   1,275            (433)
             Accrued liabilities                                1,897             290
             Deferred revenues                                     51             844
                                                             --------        --------
             Net cash used in operating activities             (8,247)        (12,217)
                                                             --------        --------

 Cash flows from investing activities:
        Available-for-sale securities:
             Purchases                                        (38,671)        (51,442)
             Sales                                             18,423          19,165
             Maturities                                        21,913          34,482
        Capital expenditures, net                              (3,387)         (2,357)
                                                             --------        --------
             Net cash used in investing activities             (1,722)           (152)
                                                             --------        --------

 Cash flows from financing activities:
       Proceeds from (repayment of) long-term debt               (300)          5,000
       Issuance of common stock                                 7,955           4,428
                                                             --------        --------
             Net cash provided by financing activities          7,655           9,428
                                                             --------        --------

Net decrease in cash and cash equivalents                      (2,314)         (2,941)

Cash and cash equivalents at beginning of the period            6,688           9,997
                                                             --------        --------

Cash and cash equivalents at end of the period               $  4,374        $  7,056
                                                             ========        ========

Supplemental disclosure of cash flow information:
      Cash paid during the period for interest               $    378        $    130
                                                             ========        ========


See accompanying notes to condensed financial statements

                          SEQUUS PHARMACEUTICALS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               September 30, 1998
                                   (unaudited)


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

        In the opinion of management, the accompanying unaudited condensed financial statements of SEQUUS contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 1998, and the results of operations for the three and nine month periods ended September 30, 1998 and 1997, and the changes in cash flows for the nine month periods ended September 30, 1998 and 1997, in accordance with generally accepted accounting principles.

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

        Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. At September 30, 1998, all investments are classified as available-for-sale securities and are carried at fair value, with the unrealized gains and losses reported as a component of accumulated deficit. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income and interest expense. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in interest income and interest expense. The cost of securities sold is based on the specific identification method.

        The following is a summary of available-for-sale securities (in thousands):


        As of September 30, 1998                                           GROSS UNREALIZED
                                                      AMORTIZED        -------------------------        ESTIMATED
                                                         COST            GAINS           LOSSES         FAIR VALUE
                                                       --------        --------         --------        ----------
        United States government securities ...         $ 5,450           $16              $(1)           $ 5,465
        United States corporate securities ....           8,785            13               --              8,798
        Foreign debt securities ...............           2,650            --               --              2,650
                                                        -------           ---              ---            -------

                                                        $16,885           $29              $(1)           $16,913
                                                        =======           ===              ===            =======

        As of December 31, 1997                                            GROSS UNREALIZED
                                                      AMORTIZED        -------------------------        ESTIMATED
                                                         COST           GAINS            LOSSES         FAIR VALUE
                                                       --------        --------         --------        ----------
        United States government securities ...         $ 6,581           $ 6             $ --            $ 6,587
        United States corporate securities ....           8,052            21               --              8,073
        Foreign debt securities ...............           3,943             4               --              3,947
                                                        -------           ---              ---            -------

                                                        $18,576           $31             $ --            $18,607
                                                        =======           ===             ====            =======


        The gross realized gains and losses on sales of available-for-sale securities were immaterial for the three month and nine month periods ended September 30, 1998 and 1997. As of September 30, 1998 the average portfolio duration was approximately 89 days.


3.      INVENTORIES

        Inventories are stated at the lower of cost (principally first-in, first-out) or market. The inventory detail is as follows (in thousands):


                                                SEPTEMBER 30,    DECEMBER 31,
                                                    1998             1997
                                                -------------    ------------
        Raw materials ................            $  808            $2,707
        Work-in-process ..............               120                --
        Finished goods ...............             3,084             1,410
                                                  ------            ------
                                                  $4,012            $4,117
                                                  ======            ======

4.      COMPREHENSIVE INCOME

        As of January 1, 1998, the Company adopted Statement 130, "Reporting Comprehensive Income." Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or stockholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in stockholders' equity to be included in other comprehensive income. During the quarter ended September 30, 1998 and 1997, total comprehensive loss amounted to ($379,000) and ($5,136,000), respectively. For the nine months ended September 30, 1998 and 1997, total comprehensive loss amounted to ($5,556,000) and ($19,994,000), respectively.

5.      LONG-TERM DEBT

        In June 1997 the Company obtained $5.0 million from a total $10 million working capital loan from a bank. Payment terms for the $5.0 million obtained in June 1997 are interest only for 12 months and principal and interest over the remaining 44 months. The remaining $5.0 million available under the credit line was not utilized by the Company and expired on June 30, 1998.

6.      STOCKHOLDERS EQUITY

        During the three and nine months ended September 30, 1998, the Company received approximately $0.7 million and $7.4 million respectively from the exercise of warrants issued to investors in private placements and employee stock options. Of this, for the three months ended September 30, 1998, approximately $0.6 million was due to the exercise of warrants to purchase approximately 73,994 shares of Common Stock at $7.4328 per share. For the nine months ended September 30, 1998, approximately $5.5 million was due to the exercise of warrants to purchase approximately 653,958 shares of Common Stock at $7.425 per share and 86,202 shares of Common Stock at $7.4328 per share.

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

8.      SUBSEQUENT EVENTS

        On October 5, 1998, ALZA Corporation and SEQUUS announced that they had entered into a definitive merger agreement under which ALZA will acquire all of SEQUUS' outstanding stock in a tax-free stock-for-stock transaction. SEQUUS shareholders will receive 0.4 shares of ALZA Common Stock for each share of SEQUUS Common Stock. Based upon ALZA's October 2, 1998 closing stock price of $42.5375 per share, the transaction has a value of $16.975 per share for SEQUUS stockholders, and an aggregate transaction value of approximately $580 million. The consummation of the transaction is subject to the approval of the Company's stockholders and other customary closing conditions.

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

RECENT EVENTS

On October 5, 1998, ALZA Corporation and SEQUUS announced that they had entered into a definitive merger agreement under which ALZA will acquire all of SEQUUS' outstanding stock in a tax-free stock-for-stock transaction. SEQUUS shareholders will receive 0.4 shares of ALZA Common Stock for each share of SEQUUS Common Stock. Based upon ALZA's October 2, 1998 closing stock price of $42.5375 per share, the transaction has a value of $16.975 per share for SEQUUS stockholders, and an aggregate transaction value of approximately $580 million. The consummation of the transaction is subject to the approval of the Company's stockholders and other customary closing conditions.

Concurrent with the proposed merger with Alza, the Company established retention bonus plans to encourage all eligible non-executive officer employees to remain with the Company following a change in control. Bonuses of 7.5% or 10.0% of the employee's base salary will be paid on entitlement date, the earlier of one year from September 25, 1998 or six months following the effective date of a change in control. The estimated expense of $1.3 million related to these bonus plans has been accrued as of September 30, 1998.

The Company has entered into severance benefit agreements with all of its employees. If an employee terminates employment due to involuntary termination without cause or constructive termination (as defined) within 13 months following a change in control, such employee will receive a defined severance benefit payment. No expense or liability with respect to the severance agreements have been recorded in the financial statements as of September 30, 1998.

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

    SEQUUS developed DOXIL, a proprietary STEALTH liposome formulation encapsulating a leading anticancer drug, doxorubicin. In November 1995, SEQUUS received marketing clearance from the United States Food and Drug Administration ("FDA") for DOXIL for the treatment of Kaposi's sarcoma ("KS") in people with AIDS whose KS has progressed on prior chemotherapy or in patients who are intolerant to such therapy. In December 1995, the Company launched DOXIL in the United States, using its own marketing and sales team. In June 1996, the Company was granted marketing authorization for DOXIL under the trade name CAELYX(TM) in the 15 member states of the European Union ("EU") for the treatment of first-line and refractory KS in patients with low CD4 counts and extensive mucocutaneous or visceral disease. The drug may be used as first-line systemic chemotherapy, or as second-line chemotherapy, in KS patients with disease that has progressed with, or in patients who are intolerant to, prior combination chemotherapy comprising at least two of the following agents: a Vinca alkaloid, bleomycin, and doxorubicin (or other anthracycline). DOXIL is currently approved for marketing in a total of 39 countries.

    In September 1996, the Company entered into a distribution agreement with Schering-Plough Corporation ("Schering-Plough") under which Schering-Plough has rights to market and sell CAELYX worldwide, except for the United States, Japan and certain other countries. As of September 30, 1998, Schering-Plough has launched CAELYX in Germany, France, Ireland, Italy, Israel, Greece, Spain, Portugal, United Kingdom, Norway, Sweden, Austria, Luxembourg, Denmark, Finland and the Netherlands. Pricing discussions are underway with the appropriate agencies in those European countries where pricing approval is required. In addition, the Company and Schering-Plough are jointly planning the clinical development of DOXIL for the treatment of solid tumors in the United States and certain international markets. Schering-Plough will be responsible for conducting certain of these clinical trials. The Company recognized fees of $7.3 million (including a one-time distribution rights payment of $5.3 million) in 1996 and $4.3 million in 1997 from Schering-Plough. The Company recognized $4.1 million from Schering-Plough through the first nine months of 1998.

    The Company used its first-generation lipid-based delivery technology to develop AMPHOTEC, a proprietary formulation of a leading antifungal drug, amphotericin B. In November 1996, SEQUUS received marketing clearance from the FDA for AMPHOTEC for the treatment of invasive aspergillosis, a life-threatening fungal infection, in patients where renal impairment or unacceptable toxicity precludes the use of conventional amphotericin B therapy in effective doses and in patients where prior amphotericin B therapy has failed. In December 1996, the Company launched AMPHOTEC in the United States, using its own marketing and sales organization. In April 1997, the Company elected to reduce the contract price of AMPHOTEC in response to feedback from its hospital customers that the relative cost of lipid-based amphotericin B therapy, compared to generic amphotericin B therapy, limited the broad use of AMPHOTEC in managed care environments. AMPHOTEC has also received marketing clearance in a number of other countries for the treatment of systemic fungal infections in patients for whom conventional amphotericin B is contraindicated due to toxicity or renal failure or for whom previous antifungal therapy was unsuccessful. The Company's strategy is to commercialize AMPHOTEC in international markets, under the trade name AMPHOCIL, through distribution partners. A liposome-based amphotericin B product which targets indications similar to those targeted by AMPHOCIL has been first to market and has captured a significant share of the market in many foreign markets. This liposome-based amphotericin B product was also launched in September 1997 in the United States joining a second competitor who launched the first lipid-based antifungal agent in the United States and has captured a significant share of the market. Competition from these two competitors could have an adverse effect on the market penetration and pricing of AMPHOTEC in both Europe and in the United States.

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

    The Company has incurred losses in each year since its inception and has accumulated approximately $179.8 million in net losses through September 30, 1998, including a net loss of approximately $5.6 million in the first nine months of 1998. Although the Company and its marketing partners have commenced marketing DOXIL in the United States and 19 international markets and AMPHOTEC in the United States and 24 international countries, there can be no assurance that revenues from product sales or other sources will be sufficient to fund operations or that the Company will achieve profitability or positive cash flow.

    The Company expects its research and development expenses to increase as a result of expanded clinical trials of DOXIL in a variety of solid tumors and expanded clinical trials of SPI-077. The Company expects its marketing and sales expenses to increase as it proceeds with the commercialization of DOXIL and AMPHOTEC through its United States direct sales and marketing organization. As of September 30, 1998, SEQUUS had a United States sales team of 43 individuals experienced in the sale of pharmaceutical and biopharmaceutical products, with particular emphasis on oncology and infectious disease.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 1998 and 1997

    Revenues

    Total revenues were $18.0 million, of which $15.8 million were product sales, during the quarter ended September 30, 1998. By comparison, total revenues were $10.5 million during the quarter ended September 30, 1997, of which $9.2 million were product sales. DOXIL/CAELYX product sales represented 86% of total product sales in the third quarter of 1998 compared to 86% in the third quarter of 1997. The Company increased the wholesale price of DOXIL by 8.25% effective September 1, 1998, the first price increase for DOXIL since its commercial introduction in December, 1995. In the third quarter of 1998, the Company recognized approximately $1.8 million under its agreement with Schering-Plough and $0.4 under its research and development agreement with Bayer. In the comparative third quarter of 1997, the Company recognized approximately $1.0 million under its agreement with Schering-Plough and $0.3 under its research and development agreement with Bayer.

    Operating Expenses

    The Company's gross margin increased to 84% of product sales in the third quarter of 1998 from 80% of product sales in the comparable quarter of the prior year. This increase in the gross margin is due to increased efficiencies in product manufacturing and the mix of products sold. The Company generally recognizes higher margins on direct product sales in the United States than it does on sales to the Company's international distribution partners and agents. The Company anticipates that its gross margin will continue to fluctuate and may decline depending on the proportion of product sales in the United States relative to sales to the Company's international distribution partners and agents and the product mix.

    The principal items of research and development ("R&D") expense are personnel costs, costs of clinical trials, clinical production and supplies. R&D expense increased to $9.3 million in the third quarter of 1998, from $8.1 million in the quarter of 1997. This increase in R&D expenses was primarily due to expanded clinical trials of DOXIL in solid tumors, clinical trial expenses for SPI-077 and increased spending on R&D projects. The Company anticipates that future clinical trial expense will increase due to expanded clinical trials of DOXIL in a variety of solid tumors and expanded clinical trials of SPI-077.

    Selling, general and administrative ("SG&A") expenses increased to $6.8 million in the third quarter of 1998 as compared to $5.9 million in the third quarter of 1997. The increase is due to expanded DOXIL marketing programs as well as recognition of $0.5 million in merger related expenses in third quarter of 1998. The company anticipates SG&A expenses will increase due to additional expenses in the fourth quarter of 1998 related to the merger with ALZA and the continued effort to expand the market for DOXIL and AMPHOTEC in the United States.

    Interest Income & Expense

    Interest income increased slightly to $0.4 million in the third quarter of 1998 as compared to $0.3 million in the third quarter of 1997. Interest expense remained unchanged at $0.1 million in the third quarter of both 1998 and 1997.

    Net Loss

    The Company's net loss decreased to $0.4 million for the three month period ended September 30, 1998 from $5.2 million for the same period of 1997, a decrease of $4.8 million. The net loss per share (both basic and diluted) was $0.01 for the three month period ended September 30, 1998 compared to a net loss of $0.17 per share in the same period of 1997. The decrease in net loss and net loss per share for the third quarter of 1998 was due primarily to an increase in product sales in the United States and revenues recognized under the Schering-Plough agreement partially offset by an increase in clinical trial and SG&A expenses.

Nine Months Ended September 30, 1998 and 1997

    Revenues

    Total revenues were $46.8 million, of which $41.8 million were product sales, during the nine months ended September 30, 1998. By comparison, total revenues were $27.3 million during the nine months ended September 30, 1997 of which $23.6 million were product sales. DOXIL/CAELYX product sales represented 86% of total product sales in the first nine months of 1998 compared to 85% in the first nine months of 1997. In the first nine months of 1998, the Company recognized approximately $0.8 million under its research and development agreement with Bayer and $4.1 million in DOXIL/CAELYX related development payments from its distribution partner Schering-Plough. In the comparative first nine months of 1997, the Company recognized approximately $0.3 million under its research and development agreement with Bayer and $3.3 million under its agreement with Schering-Plough.

    Operating Expenses

    The Company's gross margin increased to 84% of product sales in the first nine months of 1998 from 80% of product sales in the comparable period of the prior year. This increase in the gross margin is due to increased efficiencies in product manufacturing and the mix of products sold. The Company generally recognizes higher margins on direct product sales in the United States than it does on sales to the Company's international distribution partners and agents. The Company anticipates that its gross margin will continue to be subject to variations which can be caused by cost increases from third-party manufacturers, availability and cost of raw materials, competitive pricing pressures and the mix between product sales in the United States and sales to the Company's international marketing partners.

    R&D expense increased to $27.5 million in the first nine months of 1998, from $23.9 million in the comparable first nine months of 1997. This increase in R&D expenses was primarily due to expanded clinical trials of DOXIL in solid tumors, clinical trial expenses for SPI-077 and increased spending on R&D projects. The Company anticipates that future clinical trial expenses will increase due to expanded clinical trials of DOXIL in a variety of solid tumors and to expanded clinical trials of SPI-077.

     SG&A expenses decreased to $18.9 million in the first nine month period of 1998 from $19.4 million in the first nine months of 1997. The decrease in SG&A expenses was primarily due to more rigorous expense control and the absence in the first half of 1998 of the one-time marketing costs associated with launching the AMPHOTEC product that was incurred in the first quarter of 1997 offset by the Alza merger related expenses. The Company anticipates SG&A expenses will increase due to additional Alza merger related expenses in the fourth quarter of 1998 and the continued efforts to expand the market for DOXIL and AMPHOTEC in the United States.

    Interest Income & Expense

    Interest income remained consistent at $1.1 million in the first nine month period of 1998 as compared to $1.0 million in the first nine months of 1997. Interest expense increased to $0.4 million in the first nine months of 1998 as a result of the $5.0 million loan obtained in June 1997 as compared to $0.1 million in the first nine months of 1997.

    Net Loss

    The Company's net loss decreased to $5.6 million for the nine month period ended September 30, 1998 from $20.0 million for the same period of 1997, a decrease of $14.4 million. The net loss per share (both basic and diluted) was $0.18 for the nine month period ended September 30, 1998 compared to a net loss of $0.66 per share in the same period of 1997. The decrease in net loss and net loss per share for the first nine months of 1998 was due primarily to an increase in product sales in the United States, reduced AMPHOTEC marketing costs and revenues recognized under the Schering-Plough agreement partially offset by an increase in clinical trial expenses and Alza merger related costs.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's cash, cash equivalents and short-term investments at September 30, 1998 were $21.3 million, a decrease of $4.0 million from $25.3 million at December 31, 1997. This decrease represents by $7.4 million of net cash used by operating activities, $0.9 million used to retire debt and $3.4 million used in capital expenditures offset by $8.0 million of cash provided by the issuance of common stock. In June 1997, the Company obtained $5.0 million from a total $10 million working capital loan with Silicon Valley Bank of Santa Clara, California. Payment terms for the $5 million obtained in June 1997 are interest only for 12 months and principal and interest over the remaining 44 months. The remaining $5 million available under the credit line was not utilized by the Company and expired on June 30, 1998. During the nine months ended September 30, 1998, the Company received approximately $7.4 million from the exercise of warrants issued to investors in private placements and employee stock options. Of this, approximately $5.5 million was due to the exercise of warrants to purchase approximately 653,958 shares of Common Stock at $7.425 per share and 86,202 shares of Common Stock at $7.4328 per share.

    The Company believes that the Company's existing cash balances, interest income, and revenues from operations will be adequate to fund its planned activities at least through the next 12 months. The Company has suspended all plans to raise additional financing pending the announced merger with Alza. If the Company does seek financing , there can be no assurance that adequate financing will be available on satisfactory terms, if at all.

IMPACT OF YEAR 2000

     The Year 2000 Issue is the result of some of the Company's older computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     Based on recent assessments, the Company determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 Issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

     The Company's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing, and implementation. To date, the Company has fully completed its assessment of all systems that could be significantly affected by the Year 2000. The completed assessment indicated that most of the Company's significant information technology systems could be affected, particularly the general ledger, billing, and inventory systems. That assessment also indicated that software and hardware (embedded chips) used in Research & Development and manufacturing systems (hereafter also referred to as operating equipment) also are at risk. Affected systems include analytical measuring equipment used in various aspects of the manufacturing process. However, based on a review of its product line, the Company has determined that most of the products it has sold and will continue to sell do not require remediation to be Year 2000 compliant. Accordingly, the Company does not believe that the Year 2000 presents a material exposure as it relates to the Company's products. In addition, the Company has gathered information about the Year 2000 compliance status of its significant suppliers and subcontractors and continues to monitor their compliance.

     For its information technology exposures, to date the Company is 75% complete on the remediation phase and expects to complete software reprogramming and replacement no later than March 31, 1999. Once software is reprogrammed or replaced for a system, the Company begins testing and implementation. These phases run concurrently for different systems. To date, the Company has completed 50% of its testing and has implemented 30% of its remediated systems. Completion of the testing phase for all significant systems is expected by June 30, 1999, with all remediated systems fully tested and full completion targeted by September 30, 1999.

     The remediation of operating equipment is significantly more difficult than the remediation of the information technology systems because some of the manufacturers of that equipment may no longer in business or producing comparable replacement equipment. As such, the Company is only 35% complete in the remediation phase of its operating equipment. Testing of this equipment is also more difficult than the testing of the information technology systems; as a result, the Company is only 20% complete with the testing of its remediated operating equipment. Once testing is complete, the operating equipment will be ready for immediate use. The Company expects to complete its remediation efforts by March 31, 1999. Testing and implementation of affected equipment is expected to be 80% complete by June 30, 1999.

     The Company has queried its significant suppliers, vendors and subcontractors that do not share information systems with the Company (external agents). To date, the Company is not aware of any external agent with a Year 2000 issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that external agents will be Year 2000 ready. The inability of external agents to complete their Year 2000 resolution process in a timely fashion could materially impact the Company. The effect of non-compliance by external agents is not determinable.

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

     The Company will utilize both internal and external resources to reprogram, or replace, test, and implement the software and operating equipment for Year 2000 modifications. The total cost of the Year 2000 project is estimated at $0.8 million and is being funded through operating cash flows. To date, the Company has incurred approximately $0.1 million (for new systems and equipment), related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred.

     Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company has not yet completed all necessary phases of the Year 2000 program. In the event that the Company does not complete any additional phases, the Company would be unable to take customer orders, manufacture and ship products, invoice customers or collect payments. In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company. The Company could be subject to litigation for computer systems product failure, for example, failure to meet contractual orders or properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time

        The Company currently has no contingency plans in place in the event it does not complete all phases of the Year 2000 program. The Company plans to evaluate the status of completion in March 1999 and determine whether such a plan is necessary.

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

    A number of large pharmaceutical companies, including Bristol-Myers Squibb Company ("Bristol-Myers") and Pfizer Inc., have established strong market positions for oncology and infectious diseases. For example, AMPHOTEC competes with traditional amphotericin B therapy, which is currently produced and marketed by Bristol-Myers and others. The Company also faces competition from two companies specializing in liposome drug delivery, NeXstar Pharmaceuticals, Inc. ("NeXstar") and The Liposome Company ("TLC"), both of which have received regulatory approvals in the United States and internationally for products competitive with the Company's products. In some cases, the competing liposomal products have obtained significant market share in certain territories by being the first to market, have been introduced at lower prices than the Company's competing products, or by receiving marketing clearance covering a broader range of indications than the Company's competing products. For example, TLC has received FDA clearance to market its amphotericin B lipid formulation for treating a broader range of indications than the indications for which AMPHOTEC has received marketing clearance.

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

LIMITED MARKETING AND SALES EXPERIENCE; DEPENDENCE ON THIRD-PARTY DISTRIBUTORS AND AGENTS

    The Company has limited experience marketing and selling its products. The Company currently markets and sells its products in the United States with a sales team of 43 persons. The Company's ability to generate future revenue in the United States is dependent on the success of its direct sales team in marketing DOXIL and AMPHOTEC. Future development of its marketing and sales organization may require significant additional expenditures, management resources and time. In addition, the loss of certain key sales personnel could adversely affect the sales effort and have a material adverse effect on the Company's business, financial condition and results of operations. Several biotechnology and pharmaceutical companies have recently expanded their sales forces, particularly in the field of oncology, which has increased competition for experienced personnel. Furthermore, if the Company enters into marketing partnerships with other companies to augment its own sales organization, the Company's margins on these products would be significantly reduced.

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

    The Company has a practice of monitoring patents and other developments in the liposome field. To the extent that the Company becomes aware of patents of other parties which the Company's processes or products might infringe, it is the Company's practice to seek review of such patents by the Company's patent counsel. With respect to DOXIL, SEQUUS is aware of TLC's United States Patent No. 5,077,056 (the "056 Patent") relating to the loading of therapeutic drugs into liposomes. The Company's patent counsel has rendered an opinion that DOXIL would not infringe any valid claim of this patent. In the European Patent Office, the Company is not aware of any existing equivalent patent or pending application. A corresponding Japanese patent is undergoing an opposition proceeding in the Japanese Patent Office and the Company is party to such proceedings. Adverse results in this opposition could have a material adverse effect on the Company's potential business in Japan. The Company is also aware of United States

Patent No. 5,562,925 (the "925 Patent") covering therapeutic cisplatin compositions held by Research Corporation Technologies Inc.and licensed exclusively to Bristol-Myers. The Company's patent counsel has rendered an opinion that its STEALTH cisplatin formulation would not infringe any valid claims of the 925 Patent. The Company is also aware of TLC's United States Patent No. 5,008,050 relating to reducing liposome size by extrusion, and NeXstar's United States Patent No. 5,435,989 relating to targeting of liposomes to solid tumors. The Company's patent counsel has rendered an opinion that DOXIL would not infringe any valid claim of either of these patents. The Company is also aware of United States Patent Nos. 4,426,330 and 4,534,899 assigned to Lipid Specialties, Inc., relating to conjugates of phospholipids and polyethyleneglycol. The Company's patent counsel has rendered an opinion that DOXIL would not infringe any valid claims of these patents.

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

HISTORY OF OPERATING LOSSES; NEED FOR ADDITIONAL FINANCING

    The Company has incurred losses in each year since its inception and has accumulated approximately $179.8 million in net losses through September 30, 1998, including a net loss of approximately $5.6 million in the nine months ended September 30, 1998. There can be no assurance that revenues from product sales or other sources will be sufficient to fund operations or that the Company will achieve profitability or positive cash flow. Additional financing may be required to fund the Company's continuing operations and product and business development activities in the form of debt or equity securities or bank financing if the Company does not complete the merger with ALZA. There can be no assurance that such financing will be available on acceptable terms, if at all. The unavailability of such financing could delay or prevent the development, testing, regulatory approval, manufacturing or marketing of some or all of the Company's products and could have a material adverse effect on the Company's business, financial conditions or results of operations.

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

PART II - OTHER INFORMATION

ITEM 3.

Quantitative and Qualitative Factors About Market Risk

               Not applicable

ITEM 6.

Exhibits and Reports on Form 8-K

(a)     Exhibits


    27         Financial Data Schedule

(b)     Reports on Form 8-K

No reports on Form 8-K were filed during the three month period ended September 30, 1998.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 SEQUUS PHARMACEUTICALS, INC.
                                             -----------------------------------
                                                         (Registrant)


Date: November 12, 1998
                                             By: /s/ I Craig Henderson, M.D.
                                                 -------------------------------
                                                 I. Craig Henderson, M.D.
                                                 Chairman and Chief Executive
                                                 Officer


                                             By: /s/ Anthony T. Hendrickson
                                                 -------------------------------
                                                 Anthony T. Hendrickson
                                                 Corporate Controller
                                                 (Principal Accounting Officer)

                               INDEX TO EXHIBITS



Exhibit
Number                             Description
------                             -----------

 27                                Financial Data Schedule