Form 10-K405/A
period 1997-12-31
SEQUUS PHARMACEUTICALS INC
filed 1999-02-11
CIK 812444

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                                AMENDMENT NO. 2
                                   (Mark One)

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
   (STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION              IDENTIFICATION NO.)

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

The number of shares of Common Stock outstanding as of February 27, 1998 was 30,662,882.


                                         TABLE OF CONTENTS

                                                                                                    PAGE

ITEM 1.  BUSINESS................................................................................     4

ITEM 2.  PROPERTIES..............................................................................    24

ITEM 3.  LEGAL PROCEEDINGS.......................................................................    24

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....................................    24

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...................    27

ITEM 6.  SELECTED FINANCIAL DATA.................................................................    27

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...    27

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.............................................    27

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE....    27

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT......................................    28

ITEM 11. EXECUTIVE COMPENSATION..................................................................    28

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..........................    28

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..........................................    28

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.........................    29

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

The Company sells its products through distributors in the United States. For the year ended December 31, 1997, two customers, Bergan Brunswig Corporation and McKesson Corporation, each represented 19% of product sales and a third customer, Cardinal Health, Inc. represented 18% of product sales. Each of these customers is also a distributor of the Company's products.

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

The Company continues to have discussions with the FDA regarding the approval of DOXIL as a first line therapy for KS. The Company also continues to evaluate its efforts to seek approval of DOXIL as a first line therapy for KS in the United States, in particular in light of what the Company perceives as a diminishing market for KS therapies. See "No Assurance of Regulatory Approvals; Uncertainty of Government Regulation."

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

AMPHOTEC, known internationally as AMPHOCIL, is also available in over 20 countries outside of the United States for the treatment of aspergillosis, candidiasis and other systemic fungal infections in patients who are refractory to or intolerant of amphotericin B. The Company has entered into distribution agreements covering a number of these countries and intends to pursue distribution arrangements with other strategic partners for other territories in which it has obtained or is currently pursuing marketing authorization. To date, the Company has only experienced limited sales of AMPHOCIL in the United States and in international markets. The Company and its distribution partners are working with certain countries, including Germany and France, to meet their requirements for approval, if possible. If approvals are received, SEQUUS and its distribution partners intend to negotiate pricing in each of these countries, which the Company believes will take up to six to 12 months following marketing approval. There can be no assurance that marketing approval will be received for AMPHOCIL in any of these countries. See "-- Strategic Alliances" and "-- Government Regulation."

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

Fever of Unknown Origin (Febrile Neutropenia). Data from a single double-blind, randomized multi-center clinical trial comparing AMPHOTEC with conventional amphotericin B in the empiric treatment of 213 febrile neutropenic patients indicate that AMPHOTEC was equally effective and significantly less toxic to the kidney, as compared to conventional amphotericin B, the standard therapy, in treating this patient population. The data also showed that AMPHOTEC had a renal safety advantage over amphotericin B when used in conjunction with common anti-rejection therapy (cyclosporine or tacrolimus) in both adults and children. This is clinically important because cyclosporine and tacrolimus are known to have renal toxicity and are widely used in transplant patients, a group which is at substantial risk of developing life threatening fungal infections. The Company submitted a supplemental NDA with the FDA in December 1996 to expand AMPHOTEC's indication to include empiric treatment of neutropenic patients with fever due to possible fungal infection. In April 1997, the FDA's Antiviral Drugs Advisory Committee concluded that SEQUUS had submitted adequate evidence of reduced renal toxicity; however, at the same time, the Committee also concluded that the evidence submitted was insufficient to conclude that AMPHOTEC and amphotericin B were equally efficacious in the empiric treatment of neutropenic patients with fever due to possible fungal infection (commonly referred to as "fever of unknown origin"). Given such conclusion, the costs associated with pre-clinical testing and clinical trials, the uncertainty of the success of such tests and trials, and the relatively small percentage of the Company's revenues associated with current sales of AMPHOTEC for approved indications, the Company does not currently intend to pursue further testing and trials of AMPHOTEC for additional indications, or to submit additional data in support of marketing approval of AMPHOTEC for additional indications.

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

MANUFACTURING AND PRODUCTION

The Company's internal manufacturing capabilities are limited to producing products for preclinical development. The Company is dependent on Ben Venue Laboratories, Inc. ("Ben Venue"), a United States-based contract manufacturer of injectable drug products, to manufacture commercial-scale quantities of AMPHOTEC and DOXIL sufficient to meet the Company's forecasted requirements for research and for commercial production pursuant to supply agreements. SEQUUS has developed production technologies for AMPHOTEC and DOXIL which it employs at Ben Venue. Although the FDA has approved Ben Venue's facility, processes and procedures for DOXIL and AMPHOTEC, there can be no assurance that Ben Venue and the Company will continue to meet FDA or product specification standards for the manufacture of DOXIL and AMPHOTEC or that the Company's manufacturing requirements can be met in a consistent and timely manner. The Company has recently retained a second manufacturing site, Gensia Sicor, Inc. ("Gensia Sicor"), for its products. The Gensia Sicor manufacturing site is currently being developed for the production of SPI-077. The Company may, in the future, seek to manufacture DOXIL at the Gensia Sicor manufacturing site. Only a limited number of contract manufacturers are capable of manufacturing AMPHOTEC and DOXIL, and any alternative manufacturer would require regulatory approval to manufacture the product which would likely take several months. The Company has in the past experienced batch failures in the manufacturing process. Any batch failures in the future could result in a material increase in cost of goods sold or in the Company's inability to deliver products on a timely basis. In addition, the Company may be unable to obtain sufficient contract manufacturing capacity due to competing demands on the contract manufacturer's capacity or other reasons. In the event of any interruption of supply from the contract manufacturer due to regulatory reasons, significant batch failures, capacity constraints or other causes, there can be no assurance that the Company could make alternative manufacturing arrangements on a timely basis, if at all. Such an interruption would have a material adverse effect on the Company's business, financial condition and results of operations. See "-- Government Regulation."

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

On February 15, 1994, the Company entered into a five-year, sole-source supply agreement with A.L. Laboratories, Inc. ("A.L. Labs") to supply the Company with amphotericin B for AMPHOTEC. Under the agreement the Company is required to purchase its forecasted three months requirements. The agreement may be automatically renewed for one-year periods unless either party provides the other party with six months notice prior to the expiration of the current term. The Company agreed to indemnify A.L. Labs for liabilities arising out of any failure by the Company to comply with FDA and other governmental rules and regulations or out of materials or information provided to A.L. Labs by the Company.

On September 27, 1994, the Company entered into a five-year, principal-source supply agreement with Meiji Seika Pharma International Ltd. ("Meiji Seika") to supply the Company with doxorubicin for DOXIL. Under the agreement the Company is required to purchase in yen its forecasted three months requirements. The agreement may be automatically renewed for one-year periods unless either party provides the other party with six months notice prior to the expiration of the current term. The Company agreed to indemnify Meiji Seika for liabilities arising out of: materials or information provided by the Company; any improper handling, misuse or alteration of the product by the Company; or the manufacture, use or sale by the Company of the product.

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

  International Distribution of AMPHOCIL

  The Company has entered into a number of arrangements with distributors and agents for the marketing and distribution of its AMPHOCIL product in international markets. In certain instances, the distributor is also assisting the Company in preparing regulatory filings and, in countries where marketing clearance has been granted, obtaining pricing approvals. The Company has granted distribution rights to the following parties for the respective territories: Zeneca in Denmark, Finland, Iceland, Ireland, Italy, the Netherlands, Portugal, Sweden and the U.K.; Prodesfarma, S.A. in Spain, Belgium and Luxembourg; TORREX Pharma G.m.b.H. in Austria, the Czech Republic, Hungary, Poland and Slovenia; Gamida-MedEquip Limited in Israel; Bayer in Canada; CritiCare Laboratories Pvt. Ltd. in India, Bangladesh, Nepal and Sri Lanka.; and Lemery, S.A. de C.V. of Mexico City, a wholly owned subsidiary of Gensia Sicor Inc. (Nasdaq:GNSA), for Mexico and Central America.

  In-Licensing of Technology

  The Company has entered into licensing agreements with third parties covering proprietary technologies used in the production of the Company's products. Under these agreements, the Company is obligated to pay royalties upon product sales and to make other payments. Such agreements also contain provisions requiring the Company to pursue market development for the licensed technologies in order for the Company to maintain its license rights. For example, the Company has obtained exclusive licenses from The Regents of the University of California and from Yissum Research Development Corporation of the Hebrew University to patents relating to the technology used in the Company's DOXIL product. There can be no assurance that the Company will fulfill its obligations under any of these agreements and any such failure could result in the loss of the Company's rights under the agreement.

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

The Company has a practice of monitoring patents and other developments in the liposome field. To the extent that the Company becomes aware of patents of other parties which the Company's processes or products might infringe, it is the Company's practice to seek review of such patents by the Company's patent counsel. With respect to DOXIL, the Company is aware of United States Patent No. 5,077,056 (the "056 Patent") of The Liposome Company ("TLC") relating to the loading of therapeutic drugs into liposomes. The Company's patent counsel has rendered an opinion that DOXIL would not infringe any valid claim of this patent. International equivalent patents to the 056 Patent issued to TLC are now undergoing opposition proceedings in the European and Japanese patent offices and the Company is party to such proceedings. Adverse results in such opposition proceedings could have a material adverse effect on the Company's business, financial condition and results of operations. The Company is also aware of recently issued United States Patent No. 5,562,925 (the "925 Patent") covering therapeutic cisplatin compositions held by Research Corporation Technologies Inc., which the Company believes has been licensed exclusively to Bristol-
Myers Squibb Company ("Bristol-Myers"). The Company's patent counsel has rendered an opinion that its STEALTH cisplatin formulation would not infringe any valid claims of the 925 Patent. The Company is also aware of TLC's United States Patent No. 5,008,050 relating to reducing liposome size by extrusion, and NeXstar's United States Patent No. 5,435,989 relating to targeting of liposomes to solid tumors. The Company's patent counsel has rendered an opinion that DOXIL would not infringe any valid claim of either of these patents. The Company is also aware of United States Patent Nos. 4,426,330 and 4,534,899 assigned to Lipid Specialties, Inc., relating to conjugates of phospholipids and polyethyleneglycol. The Company's patent counsel has rendered an opinion that DOXIL would not infringe any valid claims of these patents.

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

DEPENDENCE ON THIRD-PARTY MANUFACTURING AND SOLE-SOURCE SUPPLIERS; MANUFACTURING RISKS

The Company's internal manufacturing capabilities are limited to producing products for preclinical development. The Company is dependent on Ben Venue to manufacture commercial-scale quantities of AMPHOTEC and DOXIL pursuant to supply agreements. There can be no assurance that Ben Venue will continue to meet FDA or product specification standards or that the Company's manufacturing requirements can be met in a consistent and timely manner. Only a limited number of contract manufacturers are capable of manufacturing AMPHOTEC and DOXIL, and any alternative manufacturer would require regulatory approval to manufacture the product which would likely take several months, if at all. The Company has recently retained a second manufacturing site, Gensia Sicor, for its products. The Gensia Sicor manufacturing site is currently being developed for the production of SPI-077. The Company may, in the future, seek to manufacture DOXIL at the Gensia Sicor manufacturing site. The Company has in the past experienced batch failures in the manufacturing process for AMPHOTEC and DOXIL. Any batch failures in the future could result in a material increase in cost of goods sold or in the Company's inability to deliver products on a timely basis. In addition, the Company may be unable to obtain sufficient contract manufacturing capacity due to competing demands on the contract manufacturer's capacity or other reasons. In the event of any interruption of supply from the contract manufacturer due to regulatory reasons, significant batch failures, capacity constraints or other causes, there can be no assurance that the Company could make alternative manufacturing arrangements on a timely basis, if at all. Such an interruption would have a material adverse effect on the Company's business, financial condition and results of operations.

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

The Company's regulatory clearances to market DOXIL in the United States for refractory KS and in certain European countries for first-line and refractory KS were based on extensive clinical data. In 1996, the Company submitted data from its two randomized clinical trials to the FDA to obtain clearance to market DOXIL as a first-line therapy. The FDA has informed the Company that it would require additional information that addresses the methodology of assessing the response rates seen in the trials in order to approve DOXIL for a first-line indication. The Company is currently re-analyzing its existing clinical data, analyzing data not previously submitted (including third-party clinical data), and considering expanding ongoing trials, if necessary, to support a first-line indication. In addition, the Company continues to have discussions with the FDA regarding the approval of DOXIL as a first line therapy for KS. The Company also continues to evaluate its efforts to seek approval of DOXIL as a first line therapy for KS, in particular in light of what the Company perceives as a diminishing market for KS therapies. There can be no assurance that the Company will provide such data to the FDA or that any such submission would result in clearance for a KS first-line indication. The marketing clearance for DOXIL in the United States was provided in accordance with the FDA's procedures for Accelerated Approval of New Drugs for Serious or Life-Threatening Illnesses. Accelerated approval regulations require that an applicant study an investigational drug following product launch to verify and describe the drug's clinical benefit. The Company is conducting a post-marketing clinical trial designed to meet accelerated approval requirements. Under FDA accelerated approval regulations, the FDA may withdraw approval following product launch if the Company fails to show due diligence in conducting the post-marketing clinical trial or if this clinical trial fails to demonstrate clinical benefit to the FDA's satisfaction. There can be no assurance that the Company will be able to conduct a satisfactory post-marketing clinical trial or that the results will be satisfactory to the FDA. If the Company is unable to successfully complete the post-marketing clinical trials or if the results are not satisfactory to the FDA, the Company's business, financial condition and results of operations could be materially adversely affected. See "Business -- Government Regulation."

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

HISTORY OF OPERATING LOSSES; NEED FOR ADDITIONAL FINANCING

The Company has incurred losses in each year since its inception and has accumulated approximately $174.2 million in net losses through December 31, 1997, including a net loss of $23.6 million in the fiscal year ended December 31, 1997. There can be no assurance that revenues from product sales or other sources will be sufficient to fund operations or that the Company will achieve profitability or positive cash flow. Additional financing will be required to fund the Company's continuing operations and product and business development activities in the form of debt or equity securities or bank financing. There can be no assurance that such financing will be available on acceptable terms, if at all. The unavailability of such financing could delay or prevent the development, testing, regulatory approval, manufacturing or marketing of some or all of the Company's products and could have a material adverse effect on the Company's business, financial conditions or results of operations. See "Item 7 -
- Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

SUPPLEMENTAL ITEM. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to the executive officers and directors of the Company as of March 1, 1998 is set forth below:

                                NAME                                  AGE                  POSITION WITH THE COMPANY
                                ----                                  ---                  -------------------------

I. Craig Henderson, M.D.............................................   56  Chairman of the Board and Chief Executive Officer
Joseph J. Vallner, Ph.D.............................................   51  Executive Vice President, Chairman of Operating Committee
Kenneth D. Cunningham, M.D..........................................   49  Vice President of Clinical Development and Medical
Peter K. working, Ph.D..............................................   49  Vice President for Research & Development
Edward L. Jacobs....................................................   51  Senior Vice President of Commercial Operations
Aron F. Stein.......................................................   39  Vice President for Regulatory Affairs
Anthony A. Huang, Ph.D..............................................   45  Vice President for Product Development
Francis J. Martin, Ph.D.............................................   49  Vice President and Chief Scientific Officer
Sally A. Davenport..................................................   62  Corporate Secretary
Anthony T. Hendrickson..............................................   44  Corporate Controller and Principal Accounting Officer
Robin D. Campbell...................................................   43  Director
Robert G. Faris(1)(2)...............................................   59  Director
Richard C.E. Morgan.................................................   53  Director
E. Donnall Thomas, M.D.(1)(2).......................................   77  Director

(1) Member of the Compensation and Plan Committee of the Board of Directors
(2) Member of the Audit Committee of the Board of Directors.

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

Sally A. Davenport is a Company founder and has served as the Company's Corporate Secretary since the Company's inception. She has been responsible for various administrative and corporate functions since 1981, including human relations, investor and public relations, and SEC reporting. Ms. Davenport received a B.S. degree in Technical Journalism from Iowa State University.

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

                                                               HIGH           LOW
                                                           -------------  ------------
1997:
     Fourth Quarter......................................       $9 5/8        $ 6 5/8
     Third Quarter.......................................        8 31/32        5 1/2
     Second Quarter......................................        8 5/16         5 3/8
     First Quarter.......................................       16 3/8          7 1/8
1996:
     Fourth Quarter......................................     $ 17            $12 1/4
     Third Quarter.......................................       20 1/8         11 1/2
     Second Quarter......................................       22 1/2         13 3/4
     First Quarter.......................................       19 1/2         12 3/8

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

Report of Ernst & Young LLP, Independent Auditors
Balance Sheets at December 31, 1997 and 1996
Statements of Operations for the years ended December 31, 1997, 1996 and 1995 Statement of Stockholders' Equity for the three years ended December 31, 1997 Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995 Notes to Financial Statements
Schedule II--Valuation and Qualifying Accounts

All other schedules are omitted because they are not required or the required information is included in the financial statements or notes thereto

3.  EXHIBITS:


3.1      Certificate of Incorporation of the Company, as amended(1)
3.2      By-Laws(2)
10.1*    1982 Employee Stock Option Plan (As Amended)(3)
10.1.1*  1987 Employee Stock Option Plan(4)
10.1.2*  1987 Consultant Stock Option Plan(4)
10.1.4*  Employee Stock Purchase Plan(4)
10.1.5*  401(k) Plan and Adoption Agreement for 401(k) Plan(3)
10.1.6*  LTI Flex Elect Section 125 Cafeteria Plan(3)
10.1.7*  1990 Director Stock Option Plan(4)
10.2.1 Lease Agreement between Lincoln Menlo IV & V Associates Limited and the Company dated February 13, 1996 for 960 and 978 Hamilton Court, Menlo Park, California.(5)
10.2.2 Lease Agreement between Lincoln Menlo IV & V Associates Limited and the Company dated February 13, 1996 for 1050, 1080 and 1098 Hamilton Court, Menlo Park, California.(5)
10.2.3 Lease Agreement between Lincoln Menlo III Associates Limited and the Company dated May 1, 1995 for 1180 Hamilton Court, Menlo Park, California.(5)
10.2.4 Lease Agreement between Lincoln Menlo VI and the Company dated February 1, 1996 for 1360 Willow Road, Menlo Park, California.(5)
10.4* Employment Agreement dated as of June 30, 1983, between the Company and Sally A. Davenport(2)
10.5 Forms of Confidentiality Agreements entered into by Employees, Consultants and Advisors of the Company(2)
10.12 Common Stock and Warrant Purchase agreement between the Company and David Blech dated as of January 25, 1990(6)
10.14** Agreement between Zeneca Limited and the Company relating to "Amphocil" dated August 12, 1993, as amended as of March 1, 1994 and July 12, 1994(7)
10.15** Manufacturing and Supply Agreement between Ben Venue Laboratories, Inc. ("Ben Venue") and the Company relating to DOXIL dated January 1, 1993(7)
10.16** Manufacturing and Supply Agreement between Ben Venue and the Company relating to AMPHOCIL dated January 1, 1993(7)
10.17** Supply Agreement between Meiji Seika Pharma International LTD and the Company relating to Doxorubicin Hydrochloride, USP dated September 27, 1994(7)
10.18** Supply Agreement between A.L. Laboratories and the Company relating to Amphotericin B, USP dated February 15, 1994(7)
10.20 Employment Agreement between the Company and I. Craig Henderson dated June 26, 1995(8)
10.21 Employment Agreement between the Company and L. Scott Minick dated June 26, 1995(8)
10.22** Distribution Agreement between Schering-Plough Ltd. and the Company dated August 29, 1996(9) 13 1997 Annual Report to Security Holders
23.1     Consent of Independent Auditors
24       Power of Attorney(10)
27       Financial Data Schedule(10)

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

 (4) Filed as an Exhibit with corresponding Exhibit Number to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference.

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

(10) Filed as an Exhibit with corresponding Exhibit Number to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference.

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

                          SEQUUS Pharmaceuticals, Inc.

       SIGNATURE                 TITLE                            DATE
       ---------                 -----                            ----
/s/ I. CRAIG HENDERSON           Chairman of the Board, Chief  February 10, 1999
----------------------------     Executive Officer
I. Craig Henderson, M.D.


                                 EXHIBIT INDEX
Exhibit
No.     Document
---     --------

3.1      Certificate of Incorporation of the Company, as amended(1)
3.2      By-Laws(2)
10.1*    1982 Employee Stock Option Plan (As Amended)(3)
10.1.1*  1987 Employee Stock Option Plan(4)
10.1.2*  1987 Consultant Stock Option Plan(4)
10.1.4*  Employee Stock Purchase Plan(4)
10.1.5*  401(k) Plan and Adoption Agreement for 401(k) Plan(3)
10.1.6*  LTI Flex Elect Section 125 Cafeteria Plan(3)
10.1.7*  1990 Director Stock Option Plan(4)
10.2.1 Lease Agreement between Lincoln Menlo IV & V Associates Limited and the Company dated February 13, 1996 for 960 and 978 Hamilton Court, Menlo Park, California.(5)
10.2.2 Lease Agreement between Lincoln Menlo IV & V Associates Limited and the Company dated February 13, 1996 for 1050, 1080 and 1098 Hamilton Court, Menlo Park, California.(5)
10.2.3 Lease Agreement between Lincoln Menlo III Associates Limited and the Company dated May 1, 1995 for 1180 Hamilton Court, Menlo Park, California.(5)
10.2.4 Lease Agreement between Lincoln Menlo VI and the Company dated February 1, 1996 for 1360 Willow Road, Menlo Park, California.(5)
10.4* Employment Agreement dated as of June 30, 1983, between the Company and Sally A. Davenport(2) 10.5 Forms of Confidentiality Agreements entered into by Employees, Consultants and Advisors of the Company(2)
10.12 Common Stock and Warrant Purchase agreement between the Company and David Blech dated as of January 25, 1990(6)
10.14** Agreement between Zeneca Limited and the Company relating to "Amphocil" dated August 12, 1993, as amended as of March 1, 1994 and July 12, 1994(7)
10.15** Manufacturing and Supply Agreement between Ben Venue Laboratories, Inc. ("Ben Venue") and the Company relating to DOXIL dated January 1, 1993(7)
10.16** Manufacturing and Supply Agreement between Ben Venue and the Company relating to AMPHOCIL dated January 1, 1993(7)
10.17** Supply Agreement between Meiji Seika Pharma International LTD and the Company relating to Doxorubicin Hydrochloride, USP dated September 27, 1994(7)
10.18** Supply Agreement between A.L. Laboratories and the Company relating to Amphotericin B, USP dated February 15, 1994(7)
10.20 Employment Agreement between the Company and I. Craig Henderson dated June 26, 1995(8)
10.21 Employment Agreement between the Company and L. Scott Minick dated June 26, 1995(8)
10.22** Distribution Agreement between Schering-Plough Ltd. and the Company dated August 29, 1996(9)
13       1997 Annual Report to Security Holders
23.1     Consent of Independent Auditors
24       Power of Attorney(10)
27       Financial Data Schedule(10)

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

(4) Filed as an Exhibit with corresponding Exhibit Number to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference.

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

(10) Filed as an Exhibit with corresponding Exhibit Number to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference.